Form 10QSB
period 2007-06-30
Cinjet, Inc.
filed 2007-08-13
CIK 1398137

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

⁪ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 333-143570

CINJET, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA       20-8609439
                                             (State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

1260 California Avenue, B#116, Sand City, CA 93955-3172
 (Address of principal executive offices)

(831) 393-1396
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes xx No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).
   Yes ⁪ No xx

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                                                                                                                                                                 Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 13, 2007, the Company had 10,450,000 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

CINJET , INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - June 30, 2007                                                                                                        3

Statements of Operations (Unaudited) for the                                                                                                    4
Three Months Ended June 30, 2007 and the Period February 28, 2007 (date of
Inception) to June 30, 2007

Statement of Shareholders’ Deficit for the Three Months Ended June 30, 2007                                           5
and the Period February 28, 2007 (date of Inception) to June 30, 2007

Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2007                                    6
And the Period February 28, 2007 (date of Inception) to June 30, 2007

Notes to the Condensed Financial Statements                                                                                                   7

Item 2.  Management’s Discussion and Analysis of Financial                                                                        9
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                                         14

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                          14

Signatures                                                                                                                                                                15

Cinjet, Inc.
A Development Stage Company
Balance Sheet
June 30, 2007 and March 31, 2007

	June 30, 2007	March 31, 2007
ASSETS	Unaudited	Audited
Current assets
Cash in bank	2,711	$8,734
Prepaid expenses	5,000	0
Total current assets	7,711	8,734
Fixed assets
Computer and equipment	2,484	0
Software	3,795	0
Total fixed assets	6,279	0
(Less) Accumulated depreciation	(314)	0
Total fixed assets	5,965	0
Total assets	13,676	$8,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable		$0
Accrued interest	417	67
State corporate tax payable		0
Total current liabilities	417	67

Notes payable related parties	20,331	6,670
Total liabilities	20,748	6,737
Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized	0	0
Common stock, 200,000,000 shares
authorized, 10,450,000 outstanding	1,045	1,045
Paid in capital	5,605	5,605
Deficit accumulated during development stage	(14,139)	(4,653)
Total shareholders' deficit	(7,489)	1,997

Total liabilities and shareholders' equity	13,676	$8,734

The accompanying notes are an integral part of these financial statements

Cinjet, Inc
A Development Stage Company
Statement of Operations
From February 28, 2007 (Date of Inception) to June 30, 2007
		Accumulated
	Three Months	During
	Ended	Development
	June 30, 2007	Stage

Sales	$0	$0

Expenses
Bank charges	40	126
Computer expense	2,190	2,190
Depreciation	314	314
Licenses and permits	925	925
Office expense	838	838
Postage and delivery	252	252
Telephone	327	327
Professional fees	2,125	6,625
Travel expenses	2,125	2,125
Total expenses	9,136	13,722
Net loss from operations	(9,136)	(13,722)

Interest (Expense)	(350)	(417)

Net income (loss)	$(9,486)	$(14,139)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	10,450,000	10,450,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc
A Development Stage Company
Statement of Shareholders' Deficit
June 30, 2007

				Deficit
				Accumulated
	Common stock		Paid	During
			In	Development
	Shares	Amount	Capital	Stage	Total

February 28, 2007	10,450,000	$1,045	$5,605	$0	$6,650
Net loss for the period				(14,139)	(14,139)
June 30, 2007	10,450,000	$1,045	$5,605	$(14,139)	$(7,489)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
A Development Stage Company
Statement of Cash Flows
For the period February 28, 2007 (Date of Inception) to June 30, 2007

		Deficit
		Accumulated
	Three Months	During
	Ended	Development
	June 30, 2007	Stage
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(9,486)	$(14,139)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	314	314
Increase in accrued interest	350	417
Increase in state franchise tax
(Increase in prepaid expenses	(5,000)	(5,000)
Increase of deposits on hand
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(13,822)	(18,408)
INVESTING ACTIVITIES
Purchase of Fixed assets	(6,279)	(6,279)
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Sale of common stock	0	6,650
Related party notes	14,078	20,748
NET CASH REALIZED
FROM FINANCING ACTIVITIES	14,078	27,398
INCREASE IN CASH
AND CASH EQUIVALENTS	(6,023)	2,711
Cash and cash equivalents
at the beginning of the period	8,734	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$2,711	$2,711

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements
June 30, 2007

Note A: Summary of Significant Accounting Policies

Development Stage Company
Cinjet, Inc. (the “Company”) is a development stage company as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Cash equivalents
For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Note B: Background
The Company was incorporated under the laws of the State of Nevada on February 28, 2007. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to provide edgarizing services for publicly traded companies.

Note C: Income taxes
The benefit for income taxes from operations consisted of the following components: current tax benefit of $4,507 resulting from a net loss before income taxes, and deferred tax expenses of $4,507 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note D: Sale of stock
During the month of March, the Company raised $6,650 from sale of stock, to one founder and 3 unrelated individuals. The total amount of share issued were 10,450,000.

Note E: Related Party Transaction
The Company has been advanced a total of $17,688 from one of its shareholders for working capital purposes and for fixed asset purchases. The notes are due and payable on December 31, 2008 and have a 10% interest rate.

Note F: Going concern
Since inception, the Company has had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

The Company is in the process of raising initial working capital through a public offering of its common stock, which is expected to provide liquidity until operations become profitable.

The Company is actively seeking clients for the intended operations thru aggressive marketing.

The Company’s ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Description of Business.

General

We were formed as a Nevada corporation on February 28, 2007 as Cinjet, Inc. We are in the business of offering our clients a wide array of virtual office and outsourcing services. This includes but is not limited to word processing, typing and transcription, resume writing, presentations, database management, as well as a variety of basic to more complex clerical and administrative functions. In addition, we are in the business of providing electronic filing services for clients who need to file registration statements, prospectuses, periodic filings and other documents required by the Securities and Exchange Commission. Our accountants have raised substantial doubts about our ability to continue as a going concern. Further, we rely on our sole employee, officer and director, Mrs. Grisham to conduct our business.

The SEC requires that certain corporate documents be filed in a special electronic computer format to comply with the Commission’s Electronic Data Gathering Analysis and Retrieval system known as EDGAR®. We convert client documents into the proscribed EDGAR® format and submit the converted document directly to the SEC via telecommunication.

Our business

The laws and rules that govern the securities industry in the United States derive from a simple and straightforward concept: all investors, whether large institutions or private individuals, should have access to certain basic facts about an investment prior to buying it. To achieve this, the SEC requires public companies to disclose meaningful financial and other information to the public, which provides a common pool of knowledge for all investors to use to judge for themselves if a company's securities are a good investment. Only through the steady flow of timely, comprehensive and accurate information can people make sound investment decisions.

The EDGAR® system is intended to facilitate broad and rapid dissemination of investment information to the public via electronic format. EDGAR®, the Electronic Data Gathering, Analysis, and Retrieval system, performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the U.S. Securities and Exchange Commission. Its primary purpose is to increase the efficiency and fairness of the securities market for the benefit of investors, corporations, and the economy by accelerating the receipt, acceptance, dissemination, and analysis of time-sensitive corporate information filed with the agency.

The SEC requires that every document submitted via EDGAR® to contain an accompanying submission entry and be accurately processed. The basic submission information identifies the entity for which the filing is being made as well as a number of other specified fields.

We provide our clients with a secure, reliable, fast and cost-efficient service to file documents with the SEC. We have obtained the EDGARIZER software in order to automate the conversion process. EDGARIZER is a conversion program that reads formatted documents prepared with word processor or spreadsheet software and converts them into the required HTML format for EDGAR® filing. Using EDGARIZER eliminates a significant portion of labor that would otherwise be required without the software. The EDGARized documents are then transmitted directly to the SEC via the internet.

We also provide our clients a wide array of virtual office and outsourcing services. This includes but is not limited to word processing, typing and transcription, resume writing, presentations, database management, as well as a variety of basic to more complex clerical and administrative functions. The need for virtual offices services has increased with the use of the high-speed Internet and the downsizing that has occurred in many businesses.

Word processing is one of our specialties. We help our clients with scheduled or unscheduled clerical needs, including document editing, resume writing, and word processing of all kinds. In the future, we also intend offer monthly word processing and database management services for our clients’ ongoing projects that are too time consuming for them to deal with. Another service we are looking to offer is clerical service on demand. We will establish relationships with temp agencies to have access to administrative professionals to handle any workload overflow.

The virtual office side of our business is being designed to offer administrative support to business owners, executives and entrepreneurs.  This service can be used on an "as needed" basis, eliminating the burden of having a second full-time employee.  Using our virtual office services would provide several advantages by eliminating payroll taxes, insurance and benefits, equipment, space and time, while providing high quality professional support.

Our revenues are derived from project-based client engagements. As a result, our revenues are difficult to predict from period to period. We intend to target small and medium sized business and need to cultivate a significant base of clientele in order to generate a ratable flow of projects and revenue. We anticipate that most of our clients will have one major filing per year, along with three smaller projects to coincide with the filing of their quarterly reports. We do not believe that any single client will be our major revenue stream.

The SEC filing process is very time sensitive. The repercussions from late SEC filings can be significant. Our reputation and positive publicity is dependent on our meeting client expectations and delivering timely and accurate services. It is critical that our quality of service meets client expectations in order for us to retain existing clients and to obtain new clientele. We intend to demonstrate to clients that we are more flexible to their needs because of our personalized approach.

The pricing structure of our services may inhibit our ability to be profitable. We have researched the existing market for our services and have made a reasonable estimate with respect to the pricing structure required to attract business. Unfortunately, at this time our intended service operations is less experienced in this area than many of our competitors. We may find that while keeping our pricing competitive, we experience more labor hours than our competitors would on a given project, and thus may show less of a profit margin on projects.

We eventually intend to either hire trained EDGAR® operators in order to perform the conversion of client documents, or to contract with such individuals on a consulting basis for project services. Our intended staff is still becoming familiar with the critical software components. However, any unforeseen problems with the software, equipment, or learning process could severely decrease our ability to serve and maintain clients.

We advise our clients and our clients agree prior to being accepted by Cinjet, that we will use our best efforts to file each EDGARized document with the SEC in the proper EDGAR® format and prior to any filing deadlines that may exist from time to time. However we cannot promise, guarantee or ensure that EDGARized documents will be filed in the proper EDGAR format or prior to a filing deadline. We do not have insurance coverage or intend to negotiate limitations on liability with our customers.

Generating revenue

We charge a basic flat fee for our service plus a per page cost. Our transmission fee is $100 per document and we charge $7.00 per page to put the document into EDGAR® format. Edits and Revisions are charged at the rate of $9.00 per page. We charge a flat $30.00 fee to process the application for SEC access codes. We also charge $30.00 per page for electronic scanning and clean up of pages and $30.00 per page to key pages directly into EDGAR®. We offer discounts to filers who have multiple filings.

Typically, we invoice for our services immediately following the EDGAR® transmission with terms net 30 days.

We are still in the process of evaluating the pricing structure for our virtual office services. Initially, we are planning to charge $40 per hour for clerical and secretarial services, $95 for our resume services, and $300 per month for e-mail and telephone answering (up to 200 calls).

We do not have any written contracts with our clients. Our clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may not engage us for further services once a project is completed. We intend to establish our initial clientele via existing relationships with accountants, lawyers, venture capitalists, and other professionals.

Marketing strategy

Our sales and marketing efforts are focused on strengthening our name and building our reputation as a secure, reliable and cost-efficient provider of EDGARizing and virtual office services. We intend to establish our initial clientele via existing relationships that we have and will develop with accountants, lawyers, venture capitalists, broker dealers, and other professionals.

Our target market is small to medium sized businesses that are required to do SEC filings and business who are in need of our virtual office services. Our targeted market will be those companies who are referred directly or indirectly to us by already established business relationships of our officer and director. These contacts are already integrally familiar with the filing process and with the EDGARizing process for documents.

The need for virtual offices services has increased with the use of the Internet and the downsizing that has occurred in many businesses. As a virtual office provider, Ms. Grisham primarily works from home or in different office locations, and provides professional secretarial and administrative support to individuals or small businesses.

We are in the business of offering our clients a wide array of virtual office and outsourcing services. Our virtual office services may consist of word processing, typing and transcription, resume writing, presentations, database management desktop publishing, website design and maintenance, transcription, proofreading, marketing, faxes, writing, mailings, bookkeeping, plan meetings and events, and other miscellaneous office duties. We believe virtual office services is a unique service that can enhance businesses, entrepreneurs or professionals. We provide many customized services to maximize time, minimize cost and help develop profit potential. As a competitively priced business support service, we offer a wide range of tools that will assist with business management. Clients only pay for services as they need them, there is no waste, no initial expense, no hidden cost and no inventory investment.

We believe that initially we will be able to operate at near capacity in the near future from clients that will be referred by our existing business contacts. Other than phone contacts or personal visits from our president, we do not anticipate needing to do marketing or advertising in order to cultivate clientele.

We believe that our clients will find the values and benefits of our services to be superior to their other options. We plan to provide our customers with:

• Personal attention and increased flexibility. We anticipate that most of our clients will have been referred to us through business relationships. We value these relationships and understand how critical it is to keep not only the client but the referral source satisfied. Our clients are not just client names to us. We intend to have a personal rapport with each client and therein an ability to be more sensitive to their individual needs.

•
Reduced cost. We intend to price our services in an extremely attractive manner compared to competitors, with a simple pricing structure. We have a narrow focus of service, EDGARizing and virtual office services. We are structuring our services so that clients are not expected to absorb the many inefficiencies of multiple tasks that some of our competitors may experience.

•
Secure and reliable service. We offer our customers a highly secure and reliable EDGARizing and virtual office service. We intend to deliver business critical, time-sensitive communications in a consistent, accurate, and reliable manner.

We believe our current business will come from existing business relationships.

Competition

While the market for EDGARizing services and virtual office services is relatively new, it is already highly competitive. Additionally, since the EDGAR® format is an SEC mandate, there have been an increasing number of business that have commence services similar to ours. We expect that this will continue to be the trend in this service niche. In some cases we will be competing with the in-house technical staff of our prospective clients or our referral sources. Some of our competitors include @EDGAR, Southridge Corporate Services, Latek Corporate Filing Services, Pacific Management Services, Prepress Graphics, Bassett Press, QuestNet, ProFile Services and EFFS, Inc., My Staff, Employease, Inc., Virtual Growth, Inc., V.com. Some of our larger competitors include major printing services companies such as Merrill Corporation.

Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers to entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the EDGARizing or virtual office service. We must rely on the skill of our personnel and the quality of our client service. We expect that we will continue to face additional competition from new entrants into the market in the future.

The confidentiality of information transmitted in a timely fashion will be critical to our clients. We intend to stress the benefits of our small size allowing for a greater understanding of individual client needs are an advantage in this area. This will reduce the opportunity for peripheral conversations, which might undermine confidentiality.

Governmental Regulation

Currently, we are subject to relatively few regulations other than regulations applicable to businesses in general. Other than the regulations imposed on EDGAR® filings by the SEC, that require us to update our registered EDGAR® filing agent codes annually, we are not aware of any regulations that might affect our business.

Employees

At the present time Cynthia Grisham is our only employee as well as our sole officer and director and a major shareholder. Mrs. Grisham will devote such time as required to actively market and further develop our services and products. At present, we expect Mrs. Grisham will devote at least 30 hours per week to our business. We expect to contract the services of a data entry operator on an as needed basis at times of peak business. We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

Facilities and Property

We currently maintain a 500 square foot office space provided by Cynthia Grisham, our officer and director, at no cost to the company. We do not have any written agreement regarding our office space. Our address is 1260 California Avenue, B#116, Sand City, CA 93955-3172. Our telephone number is 831-393-1396. We anticipate this situation will be maintained for at least the next twelve months. The facility meets our current needs, however should we expand in the future, we may have to relocate. If we have to relocate, we will seek office space at or below then prevailing rates.

We have purchased a computer, software and a printer. This equipment is critical to our operations of converting, transmitting, and electronically delivering client documents.

Results of Operations for the Three Month Periods Ended June 31, 2007

We incorporated our business on February 28, 2007 and to date have focused on developing our business plan and filing our registration statement with the Securities and Exchange Commission.

For the three months ended June 30, 2007, we had no revenue and incurred expenses of $9,136 for a total net loss from operations of $9,236. Our expenses consisted of administrative expenses and professional fees.

Liquidity and Capital Resources

At June 30, 2007, we had total assets of $7,711 consisting of $2,711 in cash and $5,000 in prepaid expenses. Our liabilities were $20,748 which is a note payable to a related party and accrued interest.

During the period ending June 30, 2007, the Company borrowed $17,688 from one of it’s shareholders that is due in December 2008. The interest rate is 10%.

The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 600,000 shares of common stock for sale at a price of $.25 per share for a total of up to $150,000. The registration statement was declared effective on July 12, 2007. The Company has not yet sold any of its registered shares. The initial public offering is subject to a minimum capital raise of $75,000 with funds to be held in escrow until the minimum is raised. If the Company should fail to raise the minimum by November 12, 2007, unless the Company extends the offering for up to an additional 90 days, all funds will be returned to investors and the Company may have to abandon its business plan.

The net proceeds to be realized by us from our offering, after deducting estimated offering related expenses of approximately $20,000 is $55,000 if the minimum and $130,000 if the maximum number of shares is sold.

The following table sets forth our estimate of the use of proceeds from the sale of the minimum and the maximum amount of shares offered. Since the dollar amounts shown in the table are estimates only, actual use of proceeds may vary from the estimates shown.

Description                                                           Assuming Sale of  Assuming Sale of
                 Minimum Offering  Maximum Offering

Total Proceeds                                                       $75,000    $150,000
Less Estimated Offering ExpenseS                     $20,000                                          $ 20,000

Net Proceeds Available                                        $55,000    $130,000

Use of Net Proceeds
Pay off notes                                          $ 6,670                                          $ 6,670
Pay off interest                                      $ 67                                                $ 67
Corporate literature                              $ 3,000                                           $ 5,000
Equipment                                             $10,000                                          $20,000
Marketing                                              $ 5,000                                           $10,000
Salary                                                     $12,000                                          $12,000
Working capital                                    $18,263    $76,263

TOTAL NET PROCEEDS                                    $55,000    $130,000

If less than the maximum offering is received, we will apply the proceeds according to the priorities outlined above. The proceeds will be used as outlined and we do not intend to change the use of proceeds or pursue any other business other than as described in this prospectus.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

During March 2007, the Company raised $6,650 from sale of stock, to one founder and 3 unrelated individuals. The total amount of shares issued was 10,450,000.

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Cinjet, Inc. during the quarter ended June 30, 2007.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.                                              SEC Ref. No.                                                        Title of Document                                                    Location

1                                                                    31.1                                                         Certification of the Principal Executive                             Attached
                                                                  Officer/ Principal Financial Officer pursuant
                                                                  to Section 302 of the Sarbanes-Oxley Act of 2002

2                                                                    32.1                                                         Certification of the Principal Executive Officer/              Attached
                                                                  Principal Financial Officer pursuant to U.S.C.
                                                                  Section 1350 as adopted pursuant to Section 906
                                                                  of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINJET, INC.

Date: August 13, 2007                                                   By: /s/ Cynthia Grisham
President and Chief Financial Officer