Form 10QSB
period 2007-09-30
Cinjet, Inc.
filed 2007-11-06
CIK 1398137

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

2160 California Avenue, B#116, Sand City, CA 93955-3172
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

As of November 5, 2007, the Company had 10,450,000 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05)       Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

CINJET, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - September 30, 2007                                                                                           3

Statements of Operations (Unaudited) for the
Three Months Ended September 30, 2007 and the Period February 28, 2007 (date of
Inception) to September 30, 2007                                                                                                                        4

Statement of Shareholders’ Deficit for the Three Months Ended September 30, 2007
and the Period February 28, 2007 (date of Inception) to September 30, 2007                                              5

Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2007
And the Period February 28, 2007 (date of Inception) to September 30, 2007                                            6

Notes to the Condensed Financial Statements                                                                                               7

Item 2.  Management’s Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                           9

Item 3.  Controls and Procedures                                                                                                                     14

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                     14

Signatures                                                                                                                                                           14

Cinjet, Inc.
Consolidated Balance Sheet
September 30, 2007 and March 31, 2007

		September 30, 2007	March 31, 2007
ASSETS	Unaudited	Audited
Current assets
Cash and cash equivalents		$65	$8,734
Restricted cash		25,000
Prepaid expenses		5,000	0
Total current assets		30,065	8,734
Fixed assets
Computer and equipment		2,484	0
Software		3,795	0
Total fixed assets		6,279	0
(Less) Accumulated depreciation		(628)	0
Total fixed assets		5,651	0
Total assets		$35,716	$8,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$		$0
Proceeds from Unissued Stock Sale		25,000	0
Accrued interest		1,122	67
State corporate tax payable			0
Total current liabilities		26,122	67

Notes payable related parties		22,330	6,670
Total liabilities		48,452	6,737
Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized		0	0
Common stock, 200,000,000 shares
authorized, 10,450,000 outstanding		1,045	1,045
Paid in capital		5,605	5,605
Deficit accumulated during development stage		(19,386)	(4,653)
Total shareholders' deficit		(12,736)	1,997

Total liabilities and shareholders' equity		$35,716	$8,734

The accompanying notes are an integral part of these financial statements

Cinjet, Inc
A Development Stage Company
Condensed Statement of Operations
From February 28, 2007 (Date of Inception) to September 30, 2007

	Three		Three	Accumulated
	Months		Months	During
	Ended		Ended	Development
	September 30, 2007		June 30, 2007	Stage

Sales	$0	$		$0

Expenses
Bank charges	0		40	126
Computer expense	270		1,773	2,043
Depreciation	314		314	628
Licenses and permits	1,025		925	1,950
Office expense	51		838	889
Postage and delivery	96		252	348
Telephone	553		327	880
Professional fees	2,650		2,125	9,275
Travel expenses	0		2,125	2,125
Total expenses	4,959		8,719	18,264
Net loss from operations	(4,959)		-8,719	(18,264)

Interest (Expense)	(705)		(350)	(1,122)

Net income (loss)	$(5,664)		$(9,069)	$(19,386)

Loss per common share	$($0.01)		$($0.01)	$($0.01)
Weighted average of
shares outstanding	10,450,000		10,450,000	10,450,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc
A Development Stage Company
Condensed Statement of Shareholders' Deficit
For the period February 28, 2007 (Date of Inception) to September 30, 2007

				Deficit
				Accumulated
	Common stock		Paid	During
			In	Development
	Shares	Amount	Capital	Stage	Total

February 28, 2007	10,450,000	$1,045	$5,605	$0	$6,650
Net loss for the period				(19,386)	(19,386)
September 30, 2007	10,450,000	$1,045	$5,605	$(19,386)	$(12,736)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
A Development Stage Company
Condensed Statement of Cash Flows
For the period February 28, 2007 (Date of Inception) to September 30, 2007

Deficit
Accumulated
During
Development
Stage
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(19,386)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	628
Increase in accrued interest	1,122
Increase in cash deposits from stock
(Increse in prepaid expenses	(5,000)
Increase of deposits on hand
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(22,636)
INVESTING ACTIVITIES
Purchase of Fixed assets	(6,279)
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Sale of unissued stock	0
Sale of common stock	6,650
Related party notes	22,330
NET CASH REALIZED
FROM FINANCING ACTIVITIES	28,980
INCREASE IN CASH
AND CASH EQUIVALENTS	65
Cash and cash equivalents
at the beginning of the period	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$65

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements
September 30, 2007

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

Material Adjustments
Management is not aware of any adjustments that need to be made to the financial statements for them to be in accordance with Generally Accepted Accounting Principles.

Note B: Background
The Company was incorporated under the laws of the State of Nevada on February 28, 2007. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to provide Edgarizing services for publicly traded companies.

Note C: Income taxes
The benefit for income taxes from operations consisted of the following components: current tax benefit of $19,386 resulting from a net loss before income taxes, and deferred tax expenses of $19,386 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note D: Sale of stock
During the months ending September 30, 2007, the Company raised $6,650 from sale of stock, to one founder and 3 unrelated individuals. The total amount of share issued were 10,450,000. Additionally, the Company has sold as part of a capital raising effort an additional $25,000 from sale of the stock, but it is a part of a total raise of $75,000. Should the Company not achieve the sale of the stock to raise $75,000, all monies currently held which total $25,000 will be refunded to the parties purchasing the shares.

Note E: Related Party Transaction
The Company has been advanced a total of $22,330 from one of its shareholders for working capital purposes and for fixed asset purchases. The notes are due and payable on December 31, 2008 and have a 10% interest rate.

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

Results of Operations for the Three Month Period Ended September 31, 2007

We incorporated our business on February 28, 2007 and to date have focused on developing our business plan and filing our registration statement with the Securities and Exchange Commission.

For the three months ended September 30, 2007, we had no revenue and incurred expenses of $5,664 for a total net loss from operations of $5,664. Our expenses consisted of administrative expenses, professional fees and interest expense,

Liquidity and Capital Resources

At September 30, 2007, we had total assets of $35,715 consisting of $65 in cash $5,000 in prepaid expenses, $25,000 in restricted cash, and $5,651 in total fixed assets. Our liabilities were $48,452 which is a note payable to a related party, accrued interest and proceeds from unissued stock sale.

During the period ending September 30, 2007, the Company had borrowed $22,330 from one of it’s shareholders that is due in December 2008. The interest rate is 10%.

The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 600,000 shares of common stock for sale at a price of $.25 per share for a total of up to $150,000. The registration statement was declared effective on July 12, 2007. As of November 5, 2007, the Company had sold 115,000 shares at $0.25 per share for total proceeds of $28,750. The initial public offering is subject to a minimum capital raise of $75,000 with funds to be held in escrow until the minimum is raised. The Company has extended its offering to February 12, 2008. If the Company should fail to raise the minimum by the expiration date, all funds will be returned to investors and the Company may have to abandon its business plan.

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

No reports on Form 8-K were filed by Cinjet, Inc. during the quarter ended September 30, 2007.

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

                                        CINJET, INC.

Date: November 6, 2007                                                                              By: /s/ Cynthia Grisham
    President and Chief Financial Officer