Form 10KSB
period 2007-12-31
Cinjet, Inc.
filed 2008-03-05
CIK 1398137

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________
Commission file number 000-52446

CINJET, INC.
(Name of small business issuer in its charter)

Nevada                       20-8609439
(State or other jurisdiction of incorporation or organization)                                                                          (I.R.S. Employer Identification No.)

1260 California Avenue, B#116, Sand City, CA                                                                                                                       93955-3172
 (Address of principal executive offices)                                                                                                                                         (Zip Code)

Issuer’s telephone number  (831) 393-1396

                Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                                                 Name of each exchange on which registered
_________________________________                                                                                           ______________________________________
_______________________________                                                                                                 ______________________________________

                Securities registered under Section 12(g) of the Exchange Act:  None

 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ xx]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[  x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]    No [  xx ]

State issuer’s revenues for its most recent fiscal year:                                                                                                            $15,614

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 20, 2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of  March 4, 2008 there were 10,777,200 shares of common stock, par value $.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No  xxx

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect Cinjet’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

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

Our business

The laws and rules that govern the securities industry in the United Statesderive from a simple and straightforward concept: all investors, whether large institutions or private individuals, should have access to certain basic facts about an investment prior to buying it. To achieve this, the SEC requires public companies to disclose meaningful financial and other information to the public, which provides a common pool of knowledge for all investors to use to judge for themselves if a company's securities are a good investment. Only through the steady flow of timely, comprehensive and accurate information can people make sound investment decisions.

The EDGARâsystem is intended to facilitate broad and rapid dissemination of investment information to the public via electronic format.  EDGAR®, the Electronic Data Gathering, Analysis, and Retrieval system, performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the U.S. Securities and Exchange Commission. Its primary purpose is to increase the efficiency and fairness of the securities market for the benefit of investors, corporations, and the economy by accelerating the receipt, acceptance, dissemination, and analysis of time-sensitive corporate information filed with the agency.

The SEC requires that every document submitted via EDGARâto contain an accompanying submission entry and be accurately processed.  The basic submission information identifies the entity for which the filing is being made as well as a number of other specified fields.

We provide our clients with a secure, reliable, fast and cost-efficient service to file documents with the SEC.  We have obtained the EDGARIZER software in order to automate the conversion process.  EDGARIZER is a conversion program that reads formatted documents prepared with word processor or spreadsheet software and converts them into the required HTML format for EDGARâfiling.  Using EDGARIZER eliminates a significant portion of labor that would otherwise be required without the software.  The EDGARized documents are then transmitted directly to the SEC via the internet.

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

The virtual office side of our business is being designed to offer administrative support to business owners, executives and entrepreneurs.  This service can be used on an "as needed" basis, eliminating the burden of having a second full-time employee.  Using our virtual office services would provide several advantages by eliminating payroll taxes, insurance and benefits, equipment, space and time, while providing highquality professional support.

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

Item 2.  Description of Property.

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

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against Cinjet or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Cinjet or have any material interests in actions that are adverse our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is not listed on any exchange or traded on any market. There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008.

As of February 20, 2008, there were approximately 42 shareholders of record holding 10,777,200 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2007

We have experienced losses since inception.  We generated $15,614 in revenues from operations during the year ended December 31, 2007.  Expenses during the year ended December 31, 2007 were $47,159 with interest expense of $1,850, giving us a net loss of $33,394.  Expenses consisted of general and administrative expenses, office equipment and professional fees.

Liquidity and Capital Resources

At December 31, 2007, we had $2,245 in available cash on hand, $50,650 in restricted cash and accounts receivable of $9,819 for a total of $62,714 in current assets.  We had fixed assets consisting of computer and equipment and software less accumulated depreciation of $5,337 making our total assets $68,051 for year end December 31, 2007.    We anticipate our expenses for the next twelve months will be approximately $40,000.

During the year Ms. Grisham advanced monies for working capital purposes.  The amount owing is $23,207 which is payable in March 2008 with interest at the rate of 12%.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 600,000 shares of common stock for sale at a price of $.25 per share for a total of up to $150,000.  The registration statement was declared effective on July 12, 2007.  The Company completed its offering in January 2008 and raised $81,750 from the sale of 327,000 shares of common stock.

The following table sets forth our use of proceeds from the sale of the 327,000 shares of common stock.

Total Proceeds                                                                 $81,750
Less Estimated Offering Expenses                                  25,000

Net Proceeds Available                                                  $56,750

Use of Net Proceeds
Pay off notes                                                     $23,115
Pay off interest                                                     1,264
Corporate literature                                                   -0-
Equipment                                                             6,278
Marketing                                                                   -0-
Salary                                                                   12,000
Working capital                                                $13,643

TOTAL NET PROCEEDS

In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that have sufficient capital to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

                       Cynthia Grisham                                                  42                 President, Secretary, Treasurer          February 28, 2007
                           and Director

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Cynthia Grisham, President, Secretary, Treasurer and Director.  Mrs. Grisham graduated from Heald Business Collegewith honors and received her Associates degree in Computer Business Administration in 1999.  She worked as an executive level administrative assistant for California Forensic Medical Group, Inc. from March of 1999 until March of 2007.  California Forensic Medical Group is a privately owned, West Coast provider of quality health care to correctional facilities.  CFMG is dedicated to providing responsive, innovative, high quality and cost effective correctional healthcare services to Californiacounties.  CFMG’s programs are accredited through the California Medical Association, Instituteof Medical Qualityfor both adult and juvenile correctional facilities.  CFMG’s ownership and management group has been the same since 1983.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10.  Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Cynthia Grisham	2007	12,000 (1)	-0-	-0-	-0-	-0-	-0-	-0-	12,000

(1)  Ms. Grisham accrued $12,000 in salary for the year ended December 31, 2007 and was paid the accrued in January 2008 from proceeds of our public offering.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of February 20, 2008, the number and percentage of the 10,777,200 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

                Common                           Cynthia Grisham (1)                                            7,500,000                                           69.59%
              2160 California Ave., B#116
                      Sand City, CA 93955

                Common                           Olga Kravchenko                                                 950,000                                             8.81%
                      1359 Ahlrich Ave.
                      Encinitas, CA 92024

                Common                           Katrina A. Starling                                             1,000,000                                            9.27%
                      P.O. Box7565
                      Spreckels, CA 93962

                Common                           Jill Strahl                                                               1,000,000                                           9.27%
                      814 Bel Air Way
                      Salinas, CA 93901

Total Officers and Directors
As a Group (1 Person)                                                                                                       7,500,000                                           69.69%

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space at the residence of Cynthia Grisham to conduct our activities at no charge.

Subsequent to December 31, 2007, from the proceeds of our public offering, we paid off a note held by Cynthia Grisham in the amount of $23,115.18 plus $1,263.82 in interest.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #                             Description                                                                                                             Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and	Attached
    Principal Financial Officer pursuant to Section 302
             of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Incorporated by reference. Filed as exhibit to SB-2 on June 28, 2007.

**  The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Cinjet’s annual financial statement and review of financial statements included in Cinjet’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $-0- for fiscal year ended 2006 and $10,500 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINJET, INC.

Date: March 4, 2008                                                               /s/ Cynthia Grisham
        Chief Executive Officer and
        Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2008	/s/ Cynthia Grisham
Director

INDEX TO FINANICIAL STATEMENTS

Report of Independant Registered Public Accounting Firm

Balance Sheet, December 31, 2007

Statement of Operations, From February 28, 2007 (Date of Inception) to December 31, 2007

Statement of Shareholders' Deficit, For the period February 28, 2007 (Date of Inception) to December 31, 2007

Statement of Cash Flows, For the period February 28, 2007 (Date of Inception) to December 31, 2007

Notes to Financial Statements, December 31, 2007

# HAWKINS ACCOUNTING

Certified Public Accountant

Audit . tax . consulting

**To the Board of Directors and Shareholders**
Cinjet, Inc.
San Diego, California

**Report of Independent Registered Public Accounting Firm**

I have audited the balance sheet of Cinjet, Inc. as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows from date of inception (February 28, 2007) to December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinjet, Inc as of December 31, 2007, the results of operations and it's cash flows from date of inception (February 28, 2007) to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Los Angeles, CA

January 31, 2008

1925 Century Park East #2050 Los Angeles, CA 90067
(310)-553-5707 FAX (310)-553-5337 info@cpahawkins.com

Cinjet, Inc.
Balance Sheet
December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$2,245
Restricted cash	50,650
Accounts Receivable - Trade	9,819
Total current assets	62,714

Fixed assets
Computer and equipment	2,484
Software	3,795
Total fixed assets	6,279
(Less) Accumulated depreciation	(942)
Total fixed assets	5,337
Total assets	$68,051
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,790
Credit cards	5,749
Proceeds from Unissued Stock Sale	50,650
Accrued interest	1,599
State corporate tax payable	800
Total current liabilities	71,588

Notes payable related parties	23,207
Total liabilities	94,795
Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized	0
Common stock, 200,000,000 shares
authorized, 10,450,200 outstanding	1,045
Paid in capital	5,605
Deficit accumulated during development stage	(33,394)
Total shareholders' deficit	(26,744)

Total liabilities and shareholders' equity	$68,051

The accompanying notes are an integral part of these financial statements

Cinjet, Inc
Statement of Operations
From February 28, 2007 (Date of Inception) to December 31, 2007

Revenue	$15,614

Expenses
Bank charges	256
Computer expense	3,027
Depreciation	942
Licenses and permits	1,950
Income Taxes	800
Office expense	2,245
Postage and delivery	766
Telephone	2,596
Professional fees	30,565
Travel expenses	4,013
Total expenses	47,159
Net loss from operations	(31,545)

Interest (Expense)	(1,850)

Net income (loss)	$(33,394)

Loss per common share	$($0.01)
Weighted average of
shares outstanding	10,450,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc
Statement of Shareholders' Deficit
For the period February 28, 2007 (Date of Inception) to December 31, 2007

			Paid
	Common stock		In	Stockholders'
	Shares	Amount	Capital	Deficit	Total

February 28, 2007	10,450,000	$1,045	$5,605	$0	$6,650
Net loss for the period				(33,394)	(33,394)
December 31, 2007	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
Statement of Cash Flows
For the period February 28, 2007 (Date of Inception) to December 31, 2007

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(33,394)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State Tax Accrual	800
Depreciation	942
Increase in accrued interest	1,599
Increase in cash deposits from stock	(50,650)
(Increse in prepaid expenses	0
Increase of deposits on hand
(Increase) in Receivables	(9,819)
Increase in Payables	12,790
Increase in Other Liabilities	5,749
Rounding Error	1
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(71,982)
INVESTING ACTIVITIES
Purchase of Fixed assets	(6,279)
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Sale of unissued stock	50,650
Sale of common stock	6,650
Related party notes	23,207
NET CASH REALIZED
FROM FINANCING ACTIVITIES	80,507
INCREASE IN CASH
AND CASH EQUIVALENTS	2,246
Cash and cash equivalents
at the beginning of the period	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$2,246

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
Notes to Financial Statements
December 31, 2007

Note A: Summary of Significant Accounting Policies

Background
The Company was incorporated under the laws of the State of Nevada on March 2, 2007.  The Company commenced primary business activities which are the edgarizing of files for SEC filings, during the last three months of its fiscal year. Prior to that time, managements main focus was on organizational matters and the sale of stock

Use of estimates
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

Revenue Recognition
Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or services has been rendered, the price to the buyer is fixed or determinable, and collectability is reasonable assured.

Earnings (loss) per share
Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (Basic EPS) and diluted per share (“Diluted”EPS). Basic earnings (loss) per share is computed by dividing earnings

(loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period.  Diluted earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding and all dilutive potential shares that were outstanding during the period.

Note B: Income taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December31, 2007, are as follows:

Deferred tax assets:
Net operating loss carryforward	$31,545
Less valuation allowance	(31,545)
Total net deferred tax assets	-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2007 and 2006, respectively, is as follows:
	2007	2006

Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

Note C: Sale of stock

During the period ending December 31, 2007, the Company raised $11,600 from sale of stock, to one founder and 3 unrelated individuals.  The total amount of share issued were 21,200,000.

Additionally, during the year, the Company commenced an Initial Public Offering (IPO) of its stock.  The IPO was to raise $75,000 to $150,000 from the sale of stock at $.25 a share.  As of the December 31, 2007 the Company had raised $50,650 on the sale of 202,600 shares which was held in escrow pending the raise of proceeds up to $75,000 or more.

Note D: Going concern

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

Note E: Subsequent Events

Subsequent to year end, the Company completed its IPO and raised a total of $81,750 from the sale of 327,000 shares of stock at $.25. The company received the proceeds early January 2008.

Note F: Notes Payable and Related Parties

During the year the major shareholder of the Company advanced monies for working capital purposes. The amount owing to the shareholder is $23,207 payable in March 2008 with an interest rate of 12%.