Form 10-Q
period 2008-03-31
Cinjet, Inc.
filed 2008-05-14
CIK 1398137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                        (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number  000-52446

CINJET, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2160 California Avenue, B#116, Sand City, CA	93955-3172
(Address of principal executive offices)	(Zip Code)

(831) 393-1396
 (Registrant’s telephone number, including area code)

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒   Yes☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                      Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒    No

As of May 6, 2008, there were 10,777,000 shares of common stock, $.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.
Condensed Balance Sheet
March 31, 2008 and December 31, 2007

	Unaudited	Audited
ASSETS	March 31, 2008	December 31, 2007
Current assets
Cash and cash equivalents	$16,987	$2,245
Restricted cash	0	50,650
Accounts Receivable - Trade	27,166	8,819
Other Receivables	0	1,000
Prepaid expenses	0	0
Total current assets	44,153	62,714
Fixed assets
Computer and equipment	2,484	2,484
Software	3,795	3,795
Total fixed assets	6,279	6,279
(Less) Accumulated depreciation	(1,256)	(942)
Total fixed assets	5,023	5,337
Total assets	$49,176	$68,051
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,370	$12,790
Credit cards	522	5,749
Proceeds from unissued stock sale	0	50,650
Accrued interest	0	1,599
Fees to related parties	28,600	0
State corporate tax payable	800	800
Total current liabilities	32,292	71,588
Notes payable related parties	0	23,207
Total liabilities	32,292	94,795
Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized	0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,045
Paid in capital	87,322	5,605
Retained deficit	(71,516)	(33,394)
Total shareholders' deficit	16,884	(26,744)

Total liabilities and shareholders' equity	$49,176	$68,051

The accompanying notes are an integral part of these financial statements

Cinjet, Inc
Condensed Statement of Operations
For the three months ended March 31, 2008 and the Date of Inception,
February 28, 2007 to March 31, 2007

	March 31, 2008	March 31, 2007

Revenue	$22,328	$0

Cost of Goods Sold	349	0

Gross Profit	21,979	0

Expenses
Advertising	136
Bank charges	60	86
Computer expense	186
Depreciation	314
Licenses and permits	350
Meals and entertainment	120
Office expense	1,012
Postage and delivery	182
Telephone	525
Professional fees	53,399	4,500
Travel expenses	3,729	0
Total expenses	60,013	4,586
Net loss from operations	(38,034)	(4,586)

Interest (Expense)	(88)	(67)

Net income (loss)	$(38,122)	$(4,653)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	10,777,000	10,450,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc
Condensed Statement of Shareholders' Deficit
For the three months ended March 31, 2008 and Date of Inception,
February 28, 2007 to March 31, 2007

			Paid
	Common stock		In	Stockholders'
	Shares	Amount	Capital	Deficit	Total

February 28, 2007	10,450,000	$1,045	$5,605	$0	$6,650
Net loss for the period				(4,653)	(4,653)
March 31, 2007	10,450,000	$1,045	$5,605	$(4,653)	$1,997

December 31, 2007	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)
Stock Issuance 1/2/08	327,000	33	81,717		81,750
Net loss for the period				(38,122)	(38,122)
March 31, 2008	10,777,000	$1,078	$87,322	$(71,516)	$16,884

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
Condensed Statement of Cash Flows
For the three months ended March 31, 2008 and the Date of Inception,
February 28, 2007 to March 31, 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	(38,122)	$(4,653)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State Tax Accrual	0
Depreciation	314
(Decrease)Increase in accrued interest	(1,599)	67
(Decrease)Increase in cash deposits from stock	50,650
(Decrease) in prepaids	1,000
(Decrease) in credit card payable	(5,227)
(Increase) in Receivables	(18,347)
(Decrease)Increase in Payables	(10,420)
(Decrease) inproceeds from sale of stock	(50,650)
Increase in Fees to related parties	28,600
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(43,801)	(4,586)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	0
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Sale of unissued stock
Sale of common stock	81,750	6,650
Related party notes	(23,207)	6,670
NET CASH REALIZED
FROM FINANCING ACTIVITIES	58,543	13,320
INCREASE IN CASH
AND CASH EQUIVALENTS	14,742	8,734
Cash and cash equivalents
at the beginning of the period	2,245	0
CASH AND CASH EQUIVALENTS
AT YEAR END	16,987	$8,734

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
Notes to Condensed Financial Statements
For the three months ending March 31, 2008

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and from the Date of Inception, February 28, 2007 to March 31, 2007, and cash flows for the three months ended March 31, 2008 and from the Date of Inception, February 28, 2007 to March 31, 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates

The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 200

Description of business

The Company was incorporated under the laws of the State of Nevada on February 28, 2007. The Company was formed to provide edgarizing services for publicly traded companies

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period.

Cinjet, Inc.
Notes to Condensed Financial Statements
For the three months ending March 31, 2008

Note B:  Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115 ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for our fiscal year ending March 31, 2009. We are currently assessing the impact, if any, of this statement on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51(“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R).

Cinjet, Inc.
Notes to Condensed Financial Statements
For the three months ending March 31, 2008

In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.

Note C: Income taxes

The benefit for income taxes from operations consisted of the following components: current tax benefit of $9,522 resulting from a net loss before income taxes, and deferred tax expenses of $9,522 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note D: Sale of stock

During the months ending September 30, 2007, the Company raised $6,650 from sale of stock, to one founder and 3 unrelated individuals.  The total amount of share issued were 10,450,000.  Additionally, the Company has sold as part of a capital raising effort an additional $81,750 on the sale of the 327,000 share of $.0001 par value stock.  The offering closed January 2, 2008.

Cinjet, Inc.
Notes to Condensed Financial Statements
For the three months ending March 31, 2008

Note E: Related Party Transaction

During the period ending March 31, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest.  The company has not borrowed any additional funds from shareholders or related parties as of March 31, 2008.

During the period ended March 31, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $19,400.

Note F: Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $38,122, a negative working capital deficiency of $43,801 and a stockholders’ deficiency of $71,516.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

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

The virtual office side of our business is being designed to offer administrative support to business owners, executives and entrepreneurs.  This service can be used on an "as needed" basis, eliminating the burden of having a second full-time employee.  Using our virtual office services would provide several advantages by eliminating payroll taxes, insurance and benefits, equipment, space and time, while providing high quality professional support.Our revenues are derived from project-based client engagements.  As a result, our revenues are difficult to predict from period to period.

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

Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

The Company generated revenue of $22,328 for the three months ended March 31, 2008 compared to $-0- for the same period in 2007.  The Company had general and administrative expenses during the three months ended March 31, 2008 of $60,013 and interest expense of $88 resulting in a net loss of $38,122.  During the same period in 2007, the Company experienced $4,586 in general and administrative expenses and $67 in interest expense resulting in a net loss of $4,653.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

During the period ending March 31, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest.  The company has not borrowed any additional funds from shareholders or related parties as of March 31, 2008.

During the period ended March 31, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $19,400.

Liquidity and Capital Resources

At March 31, 2008, the Company’s total assets consisted of $16,987 in cash and $27,166 in accounts receivable for total current assets of $44,153.  Other assets include $2,484 in computer and equipment, $3,795 in software less $1,256 in accumulated depreciation.  Total assets as of March 31, 2008 were $49,176.  Liabilities at March 31, 2008 totaled $32,292 and consisted of $2,370 in accounts payable, $522 in credit card debt, $28,600 in fees to related parties and $800 in state corporate tax payable.

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

The following table sets forth our use of proceeds from the sale of the 327,000 shares of common stock.

Total Proceeds                                         $81,750
Less Estimated Offering Expenses          10,290
Net Proceeds Available                          $71,460
Use of Net Proceeds
            Pay off notes                                $23,115
            Pay off interest                                 1,264
            Corporate literature                            379
            Equipment                                         6,402
Marketing                                         563
Salary                                           19,400
Legal/Accounting                        2,825
Operating Expenses                   13,515
Working capital                          $3,997
TOTAL NET PROCEEDS                        $71,460

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

Our management with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*            The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINJET, INC.

Date: May 13, 2008                                                               By: /s/ Cynthia Grisham
        Cynthia Grisham, President and Chief Financial Officer