Form 10-Q
period 2008-06-30
Cinjet, Inc.
filed 2008-08-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒    No

As of August 11, 2008, there were 10,777,000 shares of common stock, $.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the six months ended June 30, 2008 and December 31, 2007

	Unaudited	Audited
ASSETS	June 30, 2008	December 31, 2007
Current assets
Cash and cash equivalents	$209	$2,245
Restricted cash	0	50,650
Accounts Receivable - Trade	26,882	8,819
Other Receivables	0	1,000
Prepaid expenses	0	0
Total current assets	27,091	62,714
Fixed assets
Computer and equipment	2,484	2,484
Software	3,795	3,795
Total fixed assets	6,279	6,279
(Less) Accumulated depreciation	(1,570)	(942)
Total fixed assets	4,709	5,337
Total assets	$31,800	$68,051
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,320	$12,790
Credit cards	3,759	5,749
Proceeds from unissued stock sale	0	50,650
Accrued interest	0	1,599
Fees to related parties	18,500	0
State corporate tax payable	800	800
Total current liabilities	24,379	71,588
Notes payable related parties	0	23,207
Total liabilities	24,379	94,795
Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized	0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,045
Paid in capital	87,322	5,605
Retained deficit	(80,979)	(33,394)
Total shareholders' deficit	7,421	(26,744)
Total liabilities and shareholders' equity	$31,800	$68,051

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Operations

For the six months ended June 30, 2008 and

February 28, 2007 (Date of Inception) to June 30, 2007

	June 30, 2008	June 30, 2007

Revenue	$26,423	$0

Cost of Goods Sold	907	0

Gross Profit	25,516	0

Expenses
Advertising	136	0
Bank charges	93	126
Computer expense	491	1,773
Depreciation	628	314
Licenses and permits	1,550	925
Meals and entertainment	120	0
Office expense	1,233	838
Postage and delivery	254	252
Telephone	1,301	327
Professional fees	54,599	6,625
Travel expenses	12,608	2,125
Total expenses	73,013	13,305
Net loss from operations	(47,497)	(13,305)

Interest (Expense)	(88)	(417)

Net income (loss)	$(47,585)	$(13,722)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	10,777,000	10,450,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Cash Flows

For the six months ended June 30, 2008 and

February 28, 2007 (Date of Inception) to June 30, 2007

	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(47,585)	$(13,722)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State Tax Accrual	0
Depreciation	628	314
(Decrease)Increase in accrued interest	(1,599)	417
(Decrease)Increase in cash deposits from stock	50,650
(Decrease) in prepaids	1,000	(5,000)
(Decrease) in credit card payable	(1,990)
(Increase) in Receivables	(18,063)
(Decrease)Increase in Payables	(11,470)
(Decrease) inproceeds from sale of stock	(50,650)
Fees to Related Parties	18,500
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(60,579)	(17,991)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	(6,279)
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Sale of unissued stock
Sale of common stock	81,750	6,650
Related party notes	(23,207)	20,330
NET CASH REALIZED
FROM FINANCING ACTIVITIES	58,543	26,980
INCREASE IN CASH
AND CASH EQUIVALENTS	(2,036)	2,710
Cash and cash equivalents
at the beginning of the period	2,245	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$209	$2,710

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Notes to Condensed Financial Statements

For the six months ending June 30, 2008 and 2007

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations for the six months ended June 30, 2008 and from the Date of Inception, February 28, 2007 to June 30, 2007, and cash flows for the six months ended June 30, 2008 and from the Date of Inception, February 28, 2007 to June 30, 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Description of business

The Company was incorporated under the laws of the State of Nevada on February 28, 2007. The Company was formed to provide edgarizing services for publicly traded companies.

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

Note C: Income taxes

The benefit for income taxes from operations consisted of the following components: current tax benefit of $9,522 resulting from a net loss before income taxes, and deferred tax expenses of $9,522 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2028.

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

Note E: Related Party Transaction

During the period ending Jun 30, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest.  The company has not borrowed any additional funds from shareholders or related parties as of June 30, 2008.

During the period ended June 30, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $29,500 as of June 30, 2008.

Note F: Three Month Data – Second Quarter 2008 and 2007

	2008	2007
Revenue	$4095	$0
Cost of Sales	(558)	0
Gross Profit	3,537	0
Expenses	(13,000)	(8,719)
Operating Loss	(9,463)	(8,719)
Other Revenue and Expense	0	(350)
Three Month Loss	$(9,463)	$(9,069)

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

Results of Operations for the Six Month Periods Ended June 30, 2008 and 2007

The Company generated revenue of $26,423 with cost of good sold at $907 for the six months ended June 30, 2008 compared to $-0- for the same period in 2007.  The Company had general and administrative expenses during the six months ended June 30, 2008 of $73,013 and interest expense of $88 resulting in a net loss of $47,585.  During the same period in 2007, the Company experienced $13,205 in general and administrative expenses and $417 in interest expense resulting in a net loss of $13,722.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

During the period ending June 30, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest.  The company has not borrowed any additional funds from shareholders or related parties as of March 31, 2008.

During the period ended June 30, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $29,500.

Liquidity and Capital Resources

At June 30, 2008, the Company’s total assets consisted of $209 in cash and $26,882 in accounts receivable for total current assets of $27,091.  Other assets include $2,484 in computer and equipment, $3,795 in software less $1,570 in accumulated depreciation.  Total assets as of June 30, 2008 were $31,800.  Liabilities at June 30, 2008 totaled $24,379 and consisted of $1,320 in accounts payable, $3,759 in credit card debt, $18,500 in fees to related parties and $800 in state corporate tax payable.

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

Date: August 13, 2008

By: /s/ Cynthia Grisham

Cynthia Grisham, President

and Chief Financial Officer