Form 10-Q
period 2008-09-30
Cinjet, Inc.
filed 2008-11-10
CIK 1398137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                        (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2008, there were 10,777,000 shares of common stock, $.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.
Condensed Balance Sheet
For the nine months ended September 30, 2008 and February 28, 2007 (Date of Inception) to December 31, 2007

	Unaudited	Audited
ASSETS	September 30, 2008	December 31, 2007

Current assets
Cash and cash equivalents	$0	$2,245
Restricted cash	0	50,650
Accounts Receivable - Trade	27,882	8,819
Other Receivables	0	1,000
Prepaid expenses	0	0
Total current assets	27,882	62,714
Fixed assets
Computer and equipment	2,484	2,484
Software	3,795	3,795
Total fixed assets	6,279	6,279
(Less) Accumulated depreciation	(1,884)	(942)
Total fixed assets	4,395	5,337
Total assets	$32,277	$68,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank overdraft	$369	$0
Accounts payable	1,770	12,790
Credit cards	3,416	5,749
Proceeds from unissued stock sale	0	50,650
Accrued interest	14	1,599
Fees to related parties	18,500	0
State corporate tax payable	800	800
Total current liabilities	24,869	71,588
Notes payable related parties	2,630	23,207
Total liabilities	27,499	94,795
Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized	0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,045
Paid in capital	87,322	5,605
Retained deficit	(83,622)	(33,394)
Total shareholders' deficit	4,778	(26,744)
Total liabilities and shareholders' equity	$32,277	$68,051

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
Condensed Statement of Operations
For the nine months ended September 30, 2008 and February 28, 2007 (Date of Inception) to September 30, 2007

	September 30, 2008	September 30, 2007

Revenue	$27,982	$0

Cost of Goods Sold	907	0

Gross Profit	27,075	0

Expenses
Advertising	136	0
Bank charges	478	126
Computer expense	553	2,043
Depreciation	942	628
Licenses and permits	1,550	1,950
Meals and entertainment	120	0
Office expense	1,394	889
Postage and delivery	413	348
Telephone	1,957	880
Professional fees	57,049	9,275
Travel expenses	12,608	2,125
Total expenses	77,200	18,264
Net loss from operations	(50,125)	(18,264)

Interest (Expense)	(102)	(1,122)

Net income (loss)	$(50,228)	$(19,386)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	10,777,000	10,450,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
Condensed Statement of Cash Flows:  Indirect Method
For the nine months ended September 30, 2008 and
February 28, 2007 (Date of Inception) to September 30, 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	(50,228)	$(19,386)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State Tax Accrual	0
Depreciation	942	628
(Decrease)Increase in accrued interest	(1,585)	1,122
(Decrease)Increase in cash deposits from stock	50,650
(Decrease) in prepaids	0	(5,000)
(Decrease) in credit card payable	(2,334)
(Decrease) Increase in Receivables	(19,063)
(Decrease) Increase in Receivables-other	1,000
(Decrease)Increase in Payables	(11,020)
(Decrease) inproceeds from sale of stock	(50,650)
Rounding Error	1
Bank overdraft	369
Fees to Related Parties	18,500
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(63,418)	(22,636)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	(6,279)
NET CASH USED IN	0	(6,279)
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Sale of unissued stock
Sale of common stock	81,750	6,650
Related party notes	(20,577)	22,330
NET CASH REALIZED
FROM FINANCING ACTIVITIES	61,173	28,980
INCREASE IN CASH
AND CASH EQUIVALENTS	(2,245)	65
Cash and cash equivalents
at the beginning of the period	2,245	0
CASH AND CASH EQUIVALENTS
AT YEAR END	0	$65

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.
Notes to Condensed Financial Statements
For the nine months ending September 30, 2008 and 2007

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the nine months ended September 30, 2008 and from the Date of Inception, February 28, 2007 to September 30, 2007, and cash flows for the nine months ended September 30, 2008 and from the Date of Inception, February 28, 2007 to September 30, 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Note D: Sale of stock

The Company received $88,400 as part of a private placement offering, which closed January 2, 2008.

Note E: Related Party Transaction

During the period ending September 30, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest.

The company borrowed $2,630 in additional funds from shareholders or related parties as of September 30, 2008.

During the period ended September 30, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $29,500 as of September 30, 2008.

Note F: Three Month Data – Third Quarter 2008 and 2007

2008                       2007
Revenue                                                                 1,559                              0
Cost of Sales                                                               0                                0
Gross Profit                                                           1,559                               0
Expenses                                                              (4,187)                      (4,542)
Operating Loss                                                   (2,628)                      (4,542)
Other Revenue and Expense                                  (14)                         (705)
Three Month Loss                                          $  (2,642)                  $  (5,247)

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

Results of Operations for the Nine Month Periods Ended September 30, 2008 and 2007

The Company generated revenue of $27,982 with cost of good sold at $907 for the nine months ended September 30, 2008 compared to $-0- for the same period in 2007.  The Company had general and administrative expenses during the nine months ended September 30, 2008 of $77,200 and interest expense of $102 resulting in a net loss of $50,228.  During the same period in 2007, the Company experienced $18,264 in general and administrative expenses and $1,122 in interest expense resulting in a net loss of $19,386.

During the period ending September 30, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest.  The company borrowed $2,630 in additional funds from shareholders during the period ended September 30, 2008.

During the period ended September 30, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $29,500 as of September 30, 2008.

Liquidity and Capital Resources

At September 30, 2008, the Company’s total assets consisted of $-0- in cash and $27,882 in accounts receivable for total current assets of $27,882.  Other assets include $2,484 in computer and equipment, $3,795 in software less $1,884 in accumulated depreciation.  Total assets as of September 30, 2008 were $32,277.  Liabilities at September 30, 2008 totaled $27,499 and consisted of $1,770 in accounts payable, $3,416 in credit card debt, $18,500 in fees to related parties, $369 for bank overdraft, $14 in accrued interest, $800 in state corporate tax payable and $2,630 in related party note payable.

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

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

CINJET, INC.

Date: November 10, 2008                                                                     By: /s/ Cynthia Grisham
Cynthia Grisham, President and Chief Financial Officer