Form 10-K
period 2008-12-31
Cinjet, Inc.
filed 2009-02-20
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 000-52446

CINJET, INC.

(Name of small business issuer in its charter)

Nevada	20-8609439
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1260 California Avenue, B#116

Sand City, CA  93955-3172

(Address of principal executive offices)

Issuer’s telephone number: (831) 393-1396

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes   X   No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X   Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       Accelerated filer      .

Non-accelerated filer        (Do not check is a smaller reporting company) Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes   X   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2008 and there has been no trading volume in 2009, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 17, 2009 is deemed to be $-0-.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes        No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 17, 2009
Common Stock, $.01 par value	11,155,008

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1. BUSINESS.

Business Development

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

We charge $40 per hour for clerical and secretarial services, $95 for our resume services, and $300 per month for e-mail and telephone answering (up to 200 calls).

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

Competition

While the market for EDGARizing services and virtual office services is relatively new, it is already highly competitive. Additionally, since the EDGAR® format is an SEC mandate, there have been an increasing number of business that have commenced services similar to ours. We expect that this will continue to be the trend in this service niche. In some cases we will be competing with the in-house technical staff of our prospective clients or our referral sources. Some of our competitors include @EDGAR, Southridge Corporate Services, Latek Corporate Filing Services, Pacific Management Services, Prepress Graphics, Bassett Press, QuestNet, ProFile Services and EFFS, Inc., My Staff, Employease, Inc., Virtual Growth, Inc., V.com. Some of our larger competitors include major printing services companies such as Merrill Corporation.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

None; not applicable

Need For Any Government Approval of Principal Products or Services

None; not applicable

Effect of Existing or Probable Governmental Regulations on Business

None; not applicable

Time Spent During the Last Two Fiscal Years on Research and Development Activities

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

ITEM 1A. RISK FACTORS.

Not required by smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not currently own any property. We utilize office space in the residence of our President at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not listed on any exchange or traded on any market. There was not an active market and no trading volume during fiscal 2008 and there has been no trading volume in 2009.

Holders

As of February 17, 2009, there were approximately 42 shareholders of record holding 10,777,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2009 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. We qualify all of our forward-looking statements by these cautionary statements.

Results of Operations

Years Ended December 31, 2008 and December 31, 2007

We have experienced losses since inception. We generated $28,745 in revenues from operations during the year ended December 31, 2008 compared to $15,614 for the year ended December 31, 2007. Expenses during the year ended December 31, 2008 were $86,454 with interest expense of $454, giving us a net loss of $58,163 compared to expenses of $47,159 with interest expense of $1,850, for a net loss of $33,394 for the year ended December 31, 2007. Expenses consisted of general and administrative expenses, office equipment and professional fees.

Liquidity and Capital Resources

At December 31, 2008, we had $-0- in available cash on hand, $-0- in restricted cash and accounts receivable of $29,552 for a total of $29,552 in current assets. We had fixed assets consisting of computer and equipment and software less accumulated depreciation of $4,081 for total assets of $33,633 as of December 31, 2008.  We anticipate our expenses for the next twelve months will be approximately $40,000.

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. As of December 31, 2008 and 2007, the Company owed $5,630 and $23,207 respectively to a major shareholder. During 2008 and 2007 and company repaid $23,207 and 0 to a major shareholder.

The company accrued management fees to a major shareholder of $36,000 in 2008 and $12,000 in 2007. Of these, the company paid $29,500 during 2008.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Need For Additional Financing

In the past we have relied on advances from our president to cover our operating costs.  Management anticipates that it will have sufficient capital to meet our needs through the next 12 months. However, there can be no assurances to that effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2008 has been disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Cynthia Grisham	43	President, Secretary, Treasurer and Director	February 28, 2007

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Cynthia Grisham, President, Secretary, Treasurer and Director. Mrs. Grisham graduated from Heald Business College with honors and received her Associates degree in Computer Business Administration in 1999. She worked as an executive level administrative assistant for California Forensic Medical Group, Inc. from March of 1999 until March of 2007. California Forensic Medical Group is a privately owned, West Coast provider of quality health care to correctional facilities. CFMG is dedicated to providing responsive, innovative, high quality and cost effective correctional healthcare services to California counties. CFMG’s programs are accredited through the California Medical Association, Institute of Medical Quality for both adult and juvenile correctional facilities. CFMG’s ownership and management group has been the same since 1983.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller. The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2008, and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Diane S. Button	2008 2007	36,000(1) 12,000(2)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	36,000 12,000

(1) Our sole officer had $36,000 in accrued management fees for 2008 of which $17,500 was paid during 2008.

(2) Our sole officer had $12,000 in accrued management fees for 2007 of which $12,000 was paid during 2008.

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

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 17, 2009, the number and percentage of the 2,309,815 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Cynthia Grisham (1)	7,500,000	69.59%
	2160 California Ave., B#116
	Sand City, CA 93955

Common	Olga Kravchenko	950,000	8.81%
	1359 Ahlrich Ave.
	Encinitas, CA 92024

Common	Katrina A. Starling	1,000,000	9.27%
	P.O. Box 7565
	Spreckels, CA 93962

Common	Jill Strahl	1,000,000	9.27%
	814 Bel Air Way
	Salinas, CA 93901

Total Officers and Directors
As a Group (1 Person)		7,500,000	69.69%

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of Cynthia Grisham to conduct our activities at no charge.

Certain Business Relationships

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. As of December 31, 2008 and 2007, the Company owed $5,630 and $23,207 respectively to a major shareholder. During 2008 and 2007 and company repaid $23,207 and 0 to a major shareholder.

The company accrued management fees to a major shareholder of $36,000 in 2008 and $12,000 in 2007. Of these, the company paid $29,500 during 2008.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Cinjet, Inc. annual financial statement and review of financial statements included in Cinjet’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $14,000 for fiscal year ended 2008 and $10,500 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cinjet’s financial statements that are not reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller. The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

(b) Reports on Form 8-K

None.

(c) Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINJET, INC.

Date: February 20, 2009

/s/ Cynthia Grisham

Cynthia Grisham

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2009

/s/ Cynthia Grisham

Cynthia Grisham

Director

To the Board of Directors and Shareholders

Cinjet, Inc

San Diego, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Cinjet, Inc. as of December 31, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year ending December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinjet, Inc as of December 31, 2008, the results of operations and its cash flows for the year ended December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note D to the financial statements, the Company has incurred net losses since inception, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting

January 27, 2008

Los Angeles, CA

Cinjet, Inc.

Balance Sheet

December 31, 2008 and 2007

ASSETS	2008	2007
Current assets
Cash and cash equivalents	$-	$2,245
Restricted cash	-	50,650
Accounts Receivable - Trade	29,552	9,819
Total current assets	29,552	62,714

Fixed assets
Computer and equipment	2,484	2,484
Software	3,795	3,795
Total fixed assets	6,279	6,279
(Less) Accumulated depreciation	(2,198)	(942)
Total fixed assets	4,081	5,337
Total assets	$33,633	$68,051

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank overdraft	$369	$-
Accounts payable	6,750	12,790
Credit cards	3,862	5,749
Proceeds from Unissued Stock Sale	-	50,650
Accrued interest	80	1,599
State corporate tax payable	1,600	800
Total current liabilities	12,661	71,588

Fees to related parties	18,500
Notes payable related parties	5,630	23,207
Total liabilities	36,791	94,795
Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	-	-
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,045
Paid in capital	87,322	5,605
Deficit accumulated during development stage	(91,558)	(33,394)
Total shareholders' deficit	(3,158)	(26,744)

Total liabilities and shareholders' equity	$33,633	$68,051

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Statement of Operations

For the year ended December 31, 2008 and from February 28, 2007 (Date of Inception) to December 31, 2007

	2008	2007

Revenue	$28,745	$15,614

Expenses
Advertising	136	-
Bank charges	192	256
Computer expense	639	3,027
Depreciation	1,256	942
Licenses and permits	1,550	1,950
Income Taxes	800	800
Office expense	1,394	2,245
Postage and delivery	413	766
Telephone	2,316	2,596
Professional fees	65,149	30,565
Travel expenses	12,609	4,013
Total expenses	86,454	47,160
Net loss from operations	(57,709)	(31,545)

Interest (Expense)	(454)	(1,850)

Net income (loss)	$(58,163)	$(33,394)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	10,777,000	10,450,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Statement of Shareholders' Deficit

For the years ended December 31, 2008 and February 28, 2007 (Date of Inception) to December 31, 2007

			Paid
	Common stock		In	Stockholders'
	Shares	Amount	Capital	Deficit	Total

February 28, 2007	10,450,000	$1,045	$5,605	$-	$6,650
Net loss for the period	-	-	-	(33,394)	(33,394)
December 31, 2007	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)

January 1, 2008	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)
Stock for cash	327,000	33	81,717	-	81,750
Net loss for the period	-	-	-	(58,164)	(58,164)
December 31, 2008	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Cash Flows

For the years ended December 31, 2008 and February 28, 2007 (Date of Inception) to December 31, 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(58,163)	$(33,394)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State Tax Accrual	800	800
Depreciation	1,256	942
Increase in accrued interest	(1,519)	1,599
Increase in cash deposits from stock	50,650	(50,650)
(Increase in prepaid expenses	-	-
Increase of deposits on hand
(Increase) in Receivables	(19,733)	(9,819)
Increase in Payables	(6,040)	12,790
Increase in Other Liabilities	(1,888)	5,749
Rounding Error	(1)	1
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(34,638)	(71,982)
INVESTING ACTIVITIES
Purchase of Fixed assets	-	(6,279)
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Bank overdraft	369
Sale of unissued stock	(50,650)	50,650
Sale of common stock	81,750	6,650
Fees to related parties	18,500
Related party notes	(17,577)	23,207
NET CASH REALIZED
FROM FINANCING ACTIVITIES	32,392	80,507
INCREASE IN CASH
AND CASH EQUIVALENTS	(2,246)	2,246
Cash and cash equivalents
at the beginning of the period	2,246	-
CASH AND CASH EQUIVALENTS
AT YEAR END	$-	$2,246

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Notes to Financial Statements

December 31, 2008 and 2007

Note A: Summary of Significant Accounting Policies

Background

The Company was incorporated under the laws of the State of Nevada on March 2, 2007.  The Company commenced primary business activities which are the edgarizing of files for SEC filings, during the last three months of its fiscal year. Prior to that time, management’s main focus was on organizational matters and the sale of stock

Use of estimates

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

Cinjet, Inc.

Notes to Financial Statements

December 31, 2008 and 2007

Note B: Income taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2008 and 2007, are as follows:

Deferred tax assets:	2008	2007
Net operating loss carryforward	$$31,850	$11,688
Less valuation allowance	(31,850)	(11,688)
Total net deferred tax assets	$-	$-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2008 and 2007, respectively, is as follows:

	2008	2007
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

Note C: Sale of stock

During the period ending December 31, 2007, the Company raised $11,600 from sale of stock, to one founder and 3 unrelated individuals.  The total amount of shares issued were 21,200,000.

Additionally, during 2007, the Company commenced an Initial Public Offering (IPO) of its stock.  When the Company completed its IPO in January 2008, it raised a total of $81,750 from the sale of 327,000 shares of stock at $.25.

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

Note E: Notes Payable and Related Parties

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. As of December 31, 2008 and 2007, the Company owed $5,630 and $23,207 respectively to a major shareholder.  During 2008 and 2007 and company repaid $23,207 and 0 to a major shareholder.

The company accrued management fees to a major shareholder of $36,000 in 2008 and $12,000 in 2007.  Of these, the company paid $29,500 during 2008.