Form 10-Q
period 2009-03-31
Cinjet, Inc.
filed 2009-05-13
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52446

CINJET, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1260 California Avenue, B#116 Sand City, CA 93955-3172	93955-3172
(Address of principal executive offices)	(Zip Code)

(831) 393-1396

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .   Yes       .   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      . Yes  X . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .

Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      . Yes  X . No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      . Yes      . No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009:  10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the three months ended March 31, 2009 and the year ended December 31, 2008

		unaudited	audited
ASSETS		March 31, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$		$0
Prepaid expenses		575	0
Accounts Receivable - Trade		29,552	29,552
Total current assets		30,127	29,552
Fixed assets
Computer and equipment		2,484	2,484
Software		3,795	3,795
Total fixed assets		6,279	6,279
(Less) Accumulated depreciation		(2,511)	(2,198)
Total fixed assets		3,768	4,081
Total assets		$33,895	$33,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank overdraft		$369	$369
Accounts payable		1,873	6,750
Credit cards		3,862	3,862
Proceeds from Unissued Stock Sale		0	0
Accrued interest		353	80
State corporate tax payable		1,600	1,600
Total current liabilities		8,057	12,661

Fees to related parties		18,500	18,500
Notes payable related parties		16,682	5,630
Total liabilities		43,239	36,791

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding		0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding		1,078	1,078
Paid in capital		87,322	87,322
Deficit accum. during development stage		(97,744)	(91,558)
Total shareholders' deficit		(9,344)	(3,158)
Total liabilities and shareholders' equity		$33,895	$33,633

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Condensed Statement of Operations

For the three months ended March 31, 2009 and 2008

	2009	2008

Revenue	$0	$22,328

Cost of Goods Sold	0	349

Gross Profit	0	21,979

Expenses
Advertising	0	136
Bank charges	0	60
Computer expense	0	186
Depreciation	314	314
Licenses and permits	0	350
Income Taxes	0	120
Office expense	0	1,012
Postage and delivery	0	182
Telephone	0	525
Professional fees	5,600	53,399
Travel expenses	0	3,729
Total expenses	5,914	60,013
Net loss from operations	(5,914)	(38,034)

Interest (Expense)	(273)	(88)

Net income (loss)	$(6,187)	$(38,122)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(6,187)	$(38,122)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State Tax Accrual		0
Depreciation	314	314
Increase in accrued interest	273	(1,599)
Increase in cash deposits - stock	0	50,650
(Increase) in prepaid expenses	(575)	1,000
(Decrease_ in credit card payable	0	(5,227)
(Increase) in Receivables	0	(18,347)
Increase in Payables	(4,877)	(10,420)
(Decrease) in proceeds - sale of stock	0	(50,650)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(11,052)	(72,401)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	0
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Bank overdraft	0	0
Sale of unissued stock	0	0
Sale of common stock	0	81,750
Fees to related parties	0	28,600
Related party notes	11,052	(23,207)
NET CASH REALIZED
FROM FINANCING ACTIVITIES	11,052	87,143
INCREASE IN CASH
AND CASH EQUIVALENTS	0	14,742
Cash and cash equivalents
at the beginning of the period	0	2,245
CASH AND CASH EQUIVALENTS
AT YEAR END	$0	$16,987

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Notes to Condensed Financial Statements

For the three months ending March 31, 2009 and 2008

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

Note B: Recent Accounting Pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 was prospectively effective for nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141R-1”), which amends and clarifies SFAS 141R to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP FAS 141R-1 were prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited.

In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was prospectively effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which are retrospective. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported for the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of operations and gains on a subsidiaries’ issuance of equity to be accounted for as capital transactions.

In March 2008, the FASB issued SFAS 161, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require enhanced disclosures, including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for fiscal years beginning on or after November 15, 2008, with early application encouraged.

On April 25, 2008, the FASB issued FASB Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Comp[any Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In May 2008, FASB issued FASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” The scope of the statement is limited to financial guarantee insurance and reinsurance contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic earnings per share (“EPS”) under the two-class method described by SFAS No. 128, “Earnings per Share” (“SFAS 128”). FSP EITF 03-6-1 was retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is prospectively effective for interim reporting periods ending after June 15, 2009.

In April 2009, FASB issued No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The Company is currently evaluating the impact, if any, that the provisions of EITF 06-04 and EITF 06-10 will have on its consolidated financial statements.

Note C: Income taxes

The benefit for income taxes from operations consisted of the following components: current tax benefit of $6,187 resulting from a net loss before income taxes, and deferred tax expenses of $6,187 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2029.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note D: Related Party Transaction

During the period ending March 31, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest. As of March 31, 2009, the company has borrowed $16,682 from shareholders or related parties for working capital.

During the period ended March 31, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $19,400. As of March 31, 2009, the company has not accrued additional management fees.

Note E: Three Month Data – First Quarter 2009 and 2008

	2009	2008
Revenue	0	22,328
Cost of Sales	0	349
Gross Profit	0	21,979
Expenses	(5,914)	(60,013)
Operating Loss	(5,914)	(38,034)
Other Revenue and Expense	(273)	(88)
Three Month Loss	$(6,187)	$(38,122)

Note F: Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $6,187 and a stockholders’ deficiency of $97,744. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Results of Operations – Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We have $-0- cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the period ended March 31, 2009 compared to $22,328 in revenue for the period ended March 31,2008 with a cost of good sold at $349 resulting in a gross profit of $21,979 for the period ended March 31,2008. Expenses during the period ended March 31, 2009 were $5,914 with interest expense of $273 compared to expenses of $60,013 with interest expense of $88 for the period ended March 31, 2008. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $6,187 for the period ended March 31, 2009, compared to a net loss of $38,131 for the period ended March 31, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2009, reflects total assets of $33,895 which consist of $575 in prepaid expenses and $29,552 in accounts receivable, and $3,768 fixed assets less accumulated depreciation. As of March 31, 2009, our liabilities were $43,239 which included $1,873 in accounts payable, $353 in accrued interest, $369 in bank overdraft, $3,862 credit card debt, $1,600 in state corporate tax payable, $18,000 in fees to related parties and $16,682 in related party notes payable. We anticipate our expenses for the next twelve months will be approximately $40,000.

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

Management anticipates that we will receive sufficient advances from our president or through sales of our common stock to meet our needs through the next 12 months. However, there can be no assurances to that effect. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2008.

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

(b) Reports on Form 8-K

None

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

CINJET, INC.

Date: May 13, 2009

By: /s/ Cynthia Grisham

Cynthia Grisham, President and Chief Financial Officer