Form 10-Q
period 2009-06-30
Cinjet, Inc.
filed 2009-08-12
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes       .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      .Yes    X .No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      .Yes        .No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009:  10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the six months ended June 30, 2009 and the year ended December 31, 2008

		unaudited	audited
ASSETS		June 30, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$		$0
Prepaid expenses		575	0
Accounts Receivable - Trade		29,552	29,552
Total current assets		30,127	29,552
Fixed assets
Computer and equipment		2,484	2,484
Software		3,795	3,795
Total fixed assets		6,279	6,279
(Less) Accumulated depreciation		(2,826)	(2,198)
Total fixed assets		3,453	4,081
Total assets		$33,580	$33,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank overdraft		$369	$369
Accounts payable		5,533	6,750
Credit cards		0	3,862
Proceeds from Unissued Stock Sale		0	0
Accrued interest		770	80
State corporate tax payable		1,600	1,600
Total current liabilities		8,272	12,661
Fees to related parties		18,500	18,500
Notes payable related parties		20,674	5,630
Total liabilities		47,446	36,791

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding		0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding		1,078	1,078
Paid in capital		87,322	87,322
Deficit accumulated during development stage		(102,266)	(91,558)
Total shareholders' deficit		(13,866)	(3,158)
Total liabilities and shareholders' equity		$33,580	$33,633

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Condensed Statement of Operations

For the six months ended June 30, 2009 and 2008

	2009	2008

Revenue	$0	$26,423

Cost of Goods Sold	0	907

Gross Profit	0	25,516

Expenses
Advertising	0	136
Bank charges	0	93
Computer expense	0	491
Depreciation	628	628
Licenses and permits	0	1,550
Meals & Entertainment	0	120
Office expense	0	1,233
Postage and delivery	0	254
Telephone	0	1,301
Professional fees	9,390	54,599
Travel expenses	0	12,608
Total expenses	10,018	73,013
Net loss from operations	(10,018)	(47,497)

Interest (Expense)	(690)	(88)

Net income (loss)	$(10,708)	$(47,585)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the six months ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(10,708)	$(47,585)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State Tax Accrual		0
Depreciation	628	628
Increase in accrued interest	690	(1,599)
Increase in cash deposits fm stock	0	50,650
(Increase) in prepaid expenses	(575)	1,000
(Decrease_ in credit card payable	(3,862)	(1,990)
(Increase) in Receivables	0	(18,063)
Increase in Payables	(1,217)	(11,470)
(Decrease) in proceeds from sale of stock	0	(50,650)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(15,044)	(79,079)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	0
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Bank overdraft	0
Sale of unissued stock	0
Sale of common stock	0	81,750
Fees to related parties	0	18,500
Related party notes	15,044	(23,207)
NET CASH REALIZED
FROM FINANCING ACTIVITIES	15,044	77,043
INCREASE IN CASH
AND CASH EQUIVALENTS	0	(2,036)
Cash and cash equivalents
at the beginning of the period	(369)	2,245
CASH AND CASH EQUIVALENTS
AT YEAR END	$(369)	$209

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Notes to Condensed Financial Statements

For the six months ending June 30, 2009 and 2008

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2009, the results of operations for the six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

Note D: Related Party Transaction

During the period ending June 30, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest. As of June 30, 2009, the company has borrowed $20,674 from shareholders or related parties for working capital.

During the period ended June 30, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $19,400. As of June 30, 2009, the company has not accrued additional management fees.

Note E: Three Month Data – Second Quarter 2008 and 2007

	2009	2008
Revenue	$0	$4,095
Cost of Sales	0	558
Gross Profit	0	3,537
Expense	(4,104)	(13,000)
Operating Loss	(4,104)	(9,463)
Other Revenue and Expense	(417)	(0)
Three Month Loss	$(417)	$(9,463

Note F: Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $10,708 and a stockholders’ deficiency of $102,266. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations – Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

We have $-0- cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the period ended June 30, 2009 compared to $26,423 in revenue for the period ended June 30, 2008 with a cost of good sold at $907 resulting in a gross profit of $25,516 for the period ended June 30,2008. Expenses during the period ended June 30, 2009 were $10,018 with interest expense of 690 compared to expenses of $73,013 with interest expense of $88 for the period ended June 30, 2008. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $10,708 for the period ended June 30, 2009, compared to a net loss of $47,585 for the period ended June 30, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2009, reflects total assets of $33,580 which consist of $575 in prepaid expenses and $29,552 in accounts receivable, and $3,453 fixed assets less accumulated depreciation. As of June 30, 2009, our liabilities were $47,446 which included $5,533 in accounts payable, $770 in accrued interest, $369 in bank overdraft, $1,600 in state corporate tax payable, $18,500 in fees to related parties and $20,674 in related party notes payable. We anticipate our expenses for the next twelve months will be approximately $40,000.

During the period ending June 30, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest. As of June 30, 2009, the company has borrowed $20,674 from shareholders or related parties for working capital.

During the period ended June 30, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $19,400. As of June 30, 2009, the company has not accrued additional management fees.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2009.

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

CINJET, INC.

Date: August 10, 2009

By: /s/ Cynthia Grisham

Cynthia Grisham, President and Chief Financial Officer