Form 10-Q
period 2009-09-30
Cinjet, Inc.
filed 2009-11-13
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52446

CINJET, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3252 Holiday Ct., Ste. 224 LaJolla, CA	92037
(Address of principal executive offices)	(Zip Code)

858-222-3159

 (Registrant’s telephone number, including area code)

1260 California Avenue, B#116, Sand City, CA  93955-3172

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes   ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009:  10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the nine months ended September 30, 2009 and the year ended December 31, 2008

		unaudited	audited
		September 30,	December 31,
ASSETS		2009	2008
Current assets
Cash and cash equivalents	$		$0
Prepaid expenses		575	0
Accounts Receivable - Trade		29,552	29,552
Total current assets		30,127	29,552
Fixed assets
Computer and equipment		2,484	2,484
Software		3,795	3,795
Total fixed assets		6,279	6,279
(Less) Accumulated depreciation		(3,140)	(2,198)
Total fixed assets		3,139	4,081
Total assets		$33,266	$33,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank overdraft		$369	$369
Accounts payable		3,982	6,750
Credit cards		0	3,862
Accrued interest		1,319	80
State corporate tax payable		1,600	1,600
Total current liabilities		7,270	12,661

Fees to related parties		18,500	18,500
Notes payable related parties		25,342	5,630
Total liabilities		51,112	36,791
Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding		0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding		1,078	1,078
Paid in capital		87,322	87,322
Deficit accumulated during development stage		(106,246)	(91,558)
Total shareholders' deficit		(17,846)	(3,158)

Total liabilities and shareholders' equity		$33,266	$33,633

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Condensed Statement of Operations

For the nine months ended September 30, 2009 and 2008

	2009	2008

Revenue	$0	$27,982

Cost of Goods Sold	0	907

Gross Profit	0	27,075

Expenses
Advertising	0	136
Bank charges	0	192
Computer expense	0	553
Depreciation	942	942
Licenses and permits	0	1,550
Meals & Entertainment	0	120
Office expense	0	1,394
Postage and delivery	0	413
Telephone	0	1,957
Professional fees	12,507	57,049
Travel expenses	0	12,608
Total expenses	13,449	76,914
Net loss from operations	(13,449)	(49,839)

Interest (Expense)	(1,239)	(389)

Net income (loss)	$(14,688)	$(50,227)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the nine months ended September 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(14,688)	$(50,227)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	942	942
Increase in accrued interest	1,239	(1,585)
Increase in cash deposits from stock	0	50,650
(Increase) in prepaid expenses	(575)	1,000
(Decrease) in credit card payable	(3,862)	(2,334)
(Increase) in Receivables	0	(19,063)
Increase in Payables	(2,768)	(11,020)
(Decrease) in proceeds from sale of stock	0	(50,650)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(19,712)	(82,287)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	0
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Bank overdraft	0	368
Sale of unissued stock	0	0
Sale of common stock	0	81,750
Fees to related parties	0	18,500
Related party notes	19,712	(20,576)
NET CASH REALIZED
FROM FINANCING ACTIVITIES	19,712	80,042
INCREASE IN CASH
AND CASH EQUIVALENTS	0	(2,245)
Cash and cash equivalents
at the beginning of the period	0	2,245
CASH AND CASH EQUIVALENTS
AT YEAR END	$0	$0

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Notes to Condensed Financial Statements

For the nine months ending September 30, 2009 and 2008

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring nts, necessary to present fairly the financial position at September 30, 2009, the results of operations for the nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.  The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

Note D: Related Party Transaction

During the period ending September 30, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest.  As of September 30, 2009, the company has borrowed $25,342 from shareholders or related parties for working capital.

During the period ended September 30, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $29,500.  As of September 30, 2009, the company has not accrued additional management fees.

Note E: Three Month Data – Third Quarter 2009 and 2008

	2009	2008
Revenue	0	27,982
Cost of Sales	0	907
Gross Profit	0	27,075
Expenses	(13,449)	(76,914)
Operating Loss	(13,449)	(49,839)
Other Revenue and Expense	(1,239)	(389)
Three Month Loss	$(14,688)	$(50,227)

Note F: Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $14,688 and a stockholders’ deficiency of $106,246.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note F: Subsequent Events

On November 11, 2009, Mr. Russell Schechter purchased 7,500,000 shares of common stock of the Company from Ms. Cynthia Grisham for $10,000 in a private transaction which constituted a change in control.  As of November 11, 2009, Mr. Schechter owned 69.59% of the total issued and outstanding shares of the Company.

On November 11, 2009, Ms. Grisham officially resigned as an officer and director of the Company and Mr. Schechter was appointed President, Secretary, Treasurer and Director of the company.

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

Description of Business.

We were formed as a Nevada corporation on February 28, 2007 as Cinjet, Inc.  We are in the business of offering our clients a wide array of virtual office and outsourcing services.  This includes but is not limited to word processing, typing and transcription, resume writing, presentations, database management, as well as a variety of basic to more complex clerical and administrative functions.  In addition, we are in the business of providing electronic filing services for clients who need to file registration statements, prospectuses, periodic filings and other documents required by the Securities and Exchange Commission.  Our accountants have raised substantial doubts about our ability to continue as a going concern. Further, we rely on our sole employee, officer and director, Mr. Schechter, to conduct our business.

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

Employees

At the present time Russell Schechter is our only employee as well as our sole officer and director and a major shareholder.  Mr. Schechter will devote such time as required to actively market and further develop our services and products.

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We have $-0- cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the period ended September 30, 2009 compared to $27,982 in revenue for the period ended September 30, 2008 with a cost of good sold at $907 resulting in a gross profit of $27,075 for the period ended September 30,2008.  Expenses during the period ended September 30, 2009 were $13,449 with interest expense of $1,239 compared to expenses of $$49,839 with interest expense of $389 for the period ended September 30, 2008.  Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $14,688 for the period ended September 30, 2009, compared to a net loss of $49,839 for the period ended September 30, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2009, reflects total assets of $33,266 which consist of $575 in prepaid expenses and $29,552 in accounts receivable, and $3,139 fixed assets less accumulated depreciation. As of September 30, 2009, our liabilities were $51,112 which included $3,982 in accounts payable, $1,319 in accrued interest, $369 in bank overdraft, $1,600 in state corporate tax payable, $18,500 in fees to related parties and $25,342 in related party notes payable.  We anticipate our expenses for the next twelve months will be approximately $40,000.

During the period ending September 30, 2008, the Company repaid a $23,207 loan from one of its shareholders, plus $1,687 in interest.  As of September 30, 2009, the company has borrowed $25,342 from shareholders or related parties for working capital.

During the period ended September 30, 2008, the company accrued $48,000 in management fees to be paid to a related party for the management and operation of the edgarizing business. Of those fees accrued, the company paid $29,500.  As of September 30, 2009, the company has not accrued additional management fees.

Management anticipates that we will receive sufficient advances from our president or through sales of our common stock to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Subsequent Events

Changes in Control of Registrant; Departure of Director or Principal Officer; Appointment of Principal Officer and Director

On November 11, 2009, Mr. Russell Schechter was appointed President, Secretary, Treasurer and Director of the Company to fill the vacancy created by Ms. Cynthia Grisham’s resignation as an officer and director of the Company on the same date.  Ms. Grisham cited other commitments prevented her from serving as an officer and director of the Company and stated she had no disagreements with the Company.

Mr. Schechter, age 46, is a Chartered Accountant (South Africa) and received a Bachelor of Accounting Science degree and Honors Bachelor of Accounting Science degree from the University of South Africa.  From April 2004 to October 2008, Mr. Schechter was vice president of Ofra Cosmetics, a private company manufacturing cosmetics and skin care products.  Since November 2008 to the present, Mr. Schechter is a self employed business consultant assisting companies with diverse business challenges.

On November 11, 2009, Mr. Schechter purchased 7,500,000 shares of common stock of the Company from Ms. Grisham for $10,000.   Mr. Schechter now owns 69.59% of the total issued and outstanding shares of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2009.

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

CINJET, INC.

Date: November 12, 2009

By: /s/ Russell Schechter

Russell Schechter, President and Chief Financial Officer