Form 10-K
period 2009-12-31
Cinjet, Inc.
filed 2010-03-22
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-52446

CINJET, INC.

(Name of small business issuer in its charter)

Nevada	20-8609439
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3252 Holiday Ct., Ste. 224

LaJolla, CA 92037

(Address of principal executive offices)

Issuer’s telephone number: 858-222-3159

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     . Yes  X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     . Yes  X . No

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

     . Yes  X . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ.” There was not an active market and no trading volume during fiscal 2008 and there has been no trading volume in 2009, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 17, 2010 is deemed to be $-0-.

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

     . Yes      . No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 17, 2010
Common Stock, $.0001 par value	10,777,000

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

PART I

ITEM 1. BUSINESS.

Business Development

We were formed as a Nevada corporation on February 28, 2007 as Cinjet, Inc. Originally we provided a wide array of virtual office and outsourcing services, including but is not limited to word processing, typing and transcription, resume writing, presentations, database management, as well as a variety of basic to more complex clerical and administrative functions. In addition, we provided electronic filing services for clients who need to file registration statements, prospectuses, periodic filings and other documents required by the Securities and Exchange Commission. We have not been successful in our business venture.

The Company has now focused its efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market. We are now considered a “blank check” company.

The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving “start up” or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

At the present time Russell Schechter is our only employee as well as our sole officer and director and a major shareholder. Mr. Schechter will devote such time as required to actively seek a business opportunity for the Company.

Principal Products or Services and Their Markets

None; not applicable

Competition, Competitive Position in the Industry and Methods of Competition

None; not applicable

Dependence on One or a Few Major Customers

None; not applicable

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

None; not applicable

Time Spent During the Last Two Fiscal Years on Research and Development Activities

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

ITEM 1A. RISK FACTORS.

The Company’s business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature. The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business. While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company’s sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

The Company’s officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition. Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company’s activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Potential for being classified an Investment Company. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company. Currently, there are no pending acquisitions, business combinations or mergers.

The Company’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock. Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or Nasdaq;

•

is listed in “pink sheets” or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser’s investment suitability;

•

delivery of certain information and disclosures to the purchaser; and

•

receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis. When our common stock becomes subject to the penny stock trading rules,

•

such rules may materially limit or restrict the ability to resell our common stock, and

•

the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock. There is no assurance a market will be made in our stock. If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ". There was not an active market and no trading volume during fiscal 2008 and there has been no trading volume in 2009.

	CLOSING BID		CLOSING ASK

2009	High	Low	High	Low

September 18 (first available)	NONE	NONE	NONE	NONE
Thru September 30

October 1 Thru December 31	0.5	0.5	NONE	NONE

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Holders

As of March 17, 2010, there were approximately 42 shareholders of record holding 10,777,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Results of Operations

Years Ended December 31, 2009 and December 31, 2008

We have experienced losses since inception. We did not generate any revenue for the year ended December 31, 2009 compared to $28,745 in revenues from operations during the year ended December 31, 2008. Expenses during the year ended December 31, 2009 were $59,710 with interest expense of $4,042, giving us a net loss of $63,752 compared to expenses of $86,454 with interest expense of $454, giving us a net loss of $58,163 for the year ended December 31, 2008. Expenses consisted of general and administrative expenses, professional fees and a bad debt expense of $29,552 for year ended December 31, 2009.

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

Liquidity and Capital Resources

At December 31, 2009, we had $137,685 in available cash on hand, $575 in prepaid expenses, $170,000 in accounts receivable, $2,825 in computer and equipment and software less depreciation for total assets of $311,085. We anticipate our expenses for the next twelve months will be approximately $20,000.

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. This amount totaled $44,401 for 2009. As of December 31, 2009 and 2008, the Company owed $50,031 and $5,630 respectively to a major shareholder. During 2009 and 2008, the Company repaid $-0- and $23,207 to a major shareholder.

The company accrued management fees to a major shareholder of $-0- and $48,000 in 2009 and 2008 respectively. Of these, the Company paid $29,500 during 2008. In 2009, the Company assigned its debt to a major shareholder and the major shareholder agreed to accept the assignation.

During the year the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $0.25 per share. As of December 31, 2009 and 2008, the Company had outstanding $310,000 and $-0- in convertible debentures. As of December 31, 2009 and 2008, the Company accrued interest on the convertible debentures of $2,051 and $-0- respectively.

During the year, the Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger. As of December 31, 2009 and 2008, the Company loaned $170,000 and $-0- respectively. The notes are due on demand and bear no interest.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2009 has been disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Russell Schechter	46	President, Secretary, Treasurer and Director	November 11, 2009

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2009, 2008, and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Cynthia Grisham Sole Officer	2009 2008 2007	-0- 36,000(1) 12,000(2)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 36,000 12,000

Russell Schechter Sole Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 17, 2010, the number and percentage of the 10,777,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Russell Schechter (1)	7,500,000	69.59%
	3252 Holiday Ct., Ste. 224
	LaJolla, CA 92037

Common	Olga Kravchenko	950,000	8.81%
	1359 Ahlrich Ave.
	Encinitas, CA 92024

Common	Katrina A. Starling	1,000,000	9.27%
	P.O. Box 7565
	Spreckels, CA 93962

Common	Jill Strahl	1,000,000	9.27%
	814 Bel Air Way
	Salinas, CA 93901

Total Officers and Directors
As a Group (1 Person)		7,500,000	69.69%

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of Russell Schechter to conduct our activities at no charge.

Certain Business Relationships

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. This amount totaled $44,401 for 2009. As of December 31, 2009 and 2008, the Company owed $50,031 and $5,630 respectively to a major shareholder. During 2009 and 2008, the Company repaid $-0- and $23,207 to a major shareholder.

The company accrued management fees to a major shareholder of $-0- and $48,000 in 2009 and 2008 respectively. Of these, the Company paid $29,500 during 2008. In 2009, the Company assigned its debt to a major shareholder and the major shareholder agreed to accept the assignation.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Cinjet, Inc. annual financial statement and review of financial statements included in Cinjet’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $14,000 for fiscal year ended 2009 and $14,000 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cinjet’s financial statements that are not reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2009 and $575 for fiscal year ended 2008.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

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

Date: March 22, 2010

/s/ Russell Schechter

Russell Schechter

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2010

/s/ Russell Schechter

Russell Schechter

Director

Board of Directors

Cinjet, Inc.

San Diego, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Cinjet, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinjet, Inc. as of December 31, 2009 and 2008, the results of operations, stockholders’ equity and its cash flows for the years ended December 31, 2009 and 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ R.R. Hawkins & Associates International, PSC

March 16, 2010

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd., Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707 F: 310.553.5337

www.rrhawkins.com

Cinjet, Inc.

Balance Sheet

For the years ended December 31, 2009 and 2008

ASSETS	December 31, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$137,685	$0
Prepaid expenses	575	0
Accounts Receivable - Other	170,000	0
Accounts Receivable - Trade	0	29,552
Total current assets	308,260	29,552
Fixed assets
Computer and equipment	2,484	2,484
Software	3,795	3,795
Total fixed assets	6,279	6,279
(Less) Accumulated depreciation	(3,454)	(2,198)
Total fixed assets	2,825	4,081
Total assets	$311,085	$33,633

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank overdraft	$0	$369
Accounts payable	11,442	6,750
Credit cards	0	3,862
Accrued interest	4,122	80
State corporate tax payable	2,400	1,600
Total current liabilities	17,964	12,661
Fees to related parties	0	18,500
Convertible Debentures	310,000	0
Notes payable related parties	50,031	5,630
Total liabilities	377,995	36,791

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Retained deficit	(155,310)	(91,558)
Total shareholders' deficit	(66,910)	(3,158)

Total liabilities and shareholders' equity	$311,085	$33,633

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Statement of Operations

For the years ended December 31, 2009 and 2008

	2009	2008

Revenue	$0	$28,745

Cost of Goods Sold	0	0

Gross Profit	0	28,745

Expenses
Advertising	3,085	136
Bank charges	380	192
Bad debt expense	29,552	0
Computer expense	0	639
Depreciation	1,256	1,256
Licenses and permits	0	1,550
Income Taxes	800	800
Office expense	52	1,394
Postage and delivery	71	413
Telephone	43	2,316
Professional fees	24,142	65,149
Travel expenses	329	12,609
Total expenses	59,710	86,454
Net loss from operations	(59,710)	(57,709)

Interest (Expense)	(4,042)	(454)

Net income (loss)	$(63,752)	$(58,163)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Statement of Shareholders' Deficit

For the years ended December 31, 2009 and 2008

			Paid
	Common stock		In	Stockholders'
	Shares	Amount	Capital	Deficit	Total

January 1, 2008	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)
Stock for cash	327,000	33	81,717	-	81,750
Net loss for the period	-	-	-	(58,164)	(58,164)
December 31, 2008	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)

January 1, 2009	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)
Net loss for the period	-	-	-	(63,752)	(63,752)
December 31, 2009	10,777,000	$1,078	$87,322	$(155,310)	$(66,910)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Cash Flows

For the year ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(63,752)	$(58,163)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State Tax Accrual	800	800
Depreciation	1,256	1,256
Increase in accrued interest	4,042	(1,519)
Increase in cash deposits fm stock	0	50,650
(Increase) in prepaid expenses	(575)	0
Increase of deposits on hand	0	0
(Increase) in Receivables	(140,448)	(19,733)
Increase in Payables	4,692	(6,040)
Increase in Other liabilities	(4,231)	(1,888)
Fees to related parties	(18,500)	18,500
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(216,716)	(16,137)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	0
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Bank overdraft	0	369
Sale of unissued stock	0	(50,650)
Sale of common stock	0	81,750
Convertible debentures	310,000
Related party notes	44,401	(17,577)
NET CASH REALIZED
FROM FINANCING ACTIVITIES	354,401	13,892
INCREASE IN CASH
AND CASH EQUIVALENTS	137,685	(2,245)
Cash and cash equivalents
at the beginning of the period	0	2,245
CASH AND CASH EQUIVALENTS
AT YEAR END	$137,685	$0

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2009 and 2008

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business – The Company was incorporated under the laws of the State of Nevada on March 2, 2007. The Company commenced primary business activities which were the edgarizing of files for SEC filings, during the last three months of its fiscal year. Prior to that time, management’s main focus was on organizational matters and the sale of stock. As of December 7, 2009, the company has ceased operations and is looking for opportunities to acquire operating companies or merge with other operational entities.

Pervasiveness of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents – For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Trade Accounts Receivable Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Cost includes the price paid to acquire the assets, including interest capitalized during the period and any expenditure that substantially add to the value of or substantially extend the useful life of an existing asset. Maintenance and repairs are charged to operations as incurred.

The Company computes depreciation expense using the straight-line method over the estimated useful lives of the assets, as presented in the table below. The estimated lives of the assets range from three to seven years.

Useful lives in years
Computer Hardware	3-7
Computer Software	3-5
Furniture and Office Equipment	7
Production Equipment	7
Leasehold Improvements	10

Income Tax The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Income (Loss) Per Share The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128. "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments Accounting Standard Codification ASC 825 "Financial Instruments" codified Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Stock-based compensation ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Issuance of shares for service The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recognition of Revenues The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

Recent Pronouncements ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but after that date and, therefore are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

Recently Issued Standard In August 2009, the FASB issued ASC Update No.2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No.2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No.2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No.2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No.2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No.2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167" ). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166" ). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140" ) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $66,910. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs, prior to the location of a buyer. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3

INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2008, are as follows:

Deferred tax assets:	2009	2008
Net operating loss carryforward	$63,752	$58,163
Less valuation allowance	(63,752)	(58,163)
Total net deferred tax assets	$-0-	$-0-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2009 and 2008, respectively, is as follows:

	2009	2008
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)

	0.0%	0.0%

NOTE 4

NOTES PAYABLE AND RELATED PARTIES

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. This amount totaled $44,401 for 2009. As of December 31, 2009 and 2008, the Company owed $50,031 and $5,630 respectively to a major shareholder. During 2009 and 2008, the company repaid $0 and $23,207 to a major shareholder.

The company accrued management fees to a major shareholder of $0 and $48,000 in 2009 and 2008 respectively. Of these, the company paid $29,500 during 2008. In 2009, the company assigned its debt to a major shareholder and the major shareholder agreed to accept the assignation.

NOTE 5

CONVERTIBLE DEBENTURES

During the year the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of December 31, 2009 and 2008, the Company had outstanding $310,000 and $0 in convertible debentures. There have been no requests for conversion as of December 31, 2009. As of December 31, 2009 and 2008, the company accrued interest on the convertible debentures of $2,051 and $0, respectively.

NOTE 6

COMMON STOCK

On January 2, 2008, the Company received proceeds of its fundraising through 2007. The Company raised $81,750 from sale of 327,000 shares of stock to unrelated individuals for the year ending December 31, 2008. There were no stock issuances for the years ending December 31, 2009.

NOTE 7

NOTE PAYABLE

The Company purchased a computer and financed it for five years at an interest rate of 24.99%. The five year principal payments are as follows:

2009	$439
2010	$586
2011	$366

NOTE 8

ACCOUNTS RECEIVABLE - TRADE

As of December 31, 2009, the Company evaluated the collectability of its receivables and deemed they were uncollectible. As of December 31, 2009, the company created an allowance for the doubtful accounts to write off the bad debt.

For the years ending December 31, 2009 and 2008, the company recorded outstanding receivables as follows:

	2009	2008

Account Receivable	$29,552	$29,552
Less: Allowance for Doubtful Accounts	(29,552)	0
Accounts Receivable, Net	$0	$29,552

NOTE 9

ACCOUNTS RECEIVABLE - OTHER

During the year the Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger. As of December 31, 2009 and 2008, the Company loaned $170,000 and $0 respectively. There is no due date on the loan and the loan bears no interest.