Form 10-Q
period 2010-03-31
CINJET INC
filed 2010-05-17
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X  . Yes          .    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        .  Yes        .  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2010   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the three months ended March 31, 2010 and the year ended December 31, 2009

	unaudited	audited
ASSETS	March 31, 2010	December 31, 2009

Current assets
Cash and cash equivalents	$55,815	$137,685
Prepaid expenses	0	575
Accounts Receivable - Other	180,000	170,000
Total current assets	235,815	308,260
Fixed assets
Computer and equipment	0	2,484
Software	0	3,795
Total fixed assets	0	6,279
(Less) Accumulated depreciation	0	(3,454)
Total fixed assets	0	2,825
Total assets	$235,815	$311,085

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	0	11,442
Accrued interest	2,241	4,122
State corporate tax payable	2,400	2,400
Total current liabilities	4,641	17,964

Fees to related parties	0	0
Convertible debentures	310,000	310,000
Notes payable related parties	0	50,031
Total liabilities	314,641	377,995

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(167,226)	(155,310)
Total shareholders' deficit	(78,826)	(66,910)

Total liabilities and shareholders' equity	$235,815	$311,085

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Condensed Statement of Operations

For the three months ended March 31, 2010 and 2009

	2010	2009

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Advertising	446	0
Bank charges	110	0
Computer expense	0	0
Depreciation	0	314
Licenses and permits	514	0
Income Taxes	0	0
Office expense	148	0
Postage and delivery	254	0
Telephone	0	0
Professional fees	2,017	5,600
Travel expenses	5,602	0
Total expenses	9,091	5,914
Net loss from operations	(9,091)	(5,914)

Other income/expense
Interest (Expense)	0	(273)
Loss on abandonment of assets	(2,825)	0

Net income (loss)	$(11,916)	$(6,187)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2009 and 2008

CASH FLOWS FROM	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(11,916)	$(6,187)
Adjustment to reconcile net to net cash
provided by operating activities
Abandonment of assets	2,825	0
Depreciation	0	314
Increase in accrued interest	(1,881)	273
Increase in receivables (other)	10,000	0
(Increase) in prepaid expenses	575	(575)
(Decrease in credit card payable	0	0
(Increase) in Receivables	0	0
Increase in Payables	(11,442)	(4,877)
(Decrease) in proceeds from sale of stock	0	0
Rounding Error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(31,839)	(11,052)
INVESTING ACTIVITIES
Disposal of Fixed assets	0	0
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Bank overdraft	0	0
Sale of unissued stock	0	0
Sale of common stock	0	0
Fees to related parties	0	0
Related party notes	(50,031)	11,052
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(50,031)	11,052
INCREASE IN CASH
AND CASH EQUIVALENTS	(81,870)	0
Cash and cash equivalents
at the beginning of the period	137,685	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$55,815	$0

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Footnotes to the Condensed Financial Statements

March 31, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008 and from inception (March 2, 2007) through March 31, 2009, and cash flows for the three months ended March 31, 2009 and 2008 and from inception (March 2. 2007) through March 31, 2009.  The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

Description of business

The Company was incorporated under the laws of the State of Nevada on March 2, 2007.  The company commenced primary business activities which were the edgarizing of files for SEC filings during the last three months of its fiscal year.  Prior to that time, management’s main focus was on organizational matters and the sale of stock.  As of December 7, 2009, the company has ceased operations and is looking for opportunities to acquire operating companies or merge with other operational entities.

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

Property and equipment

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

Recognition of Revenues

Revenues are recognized when the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Provisions for sales discounts, returns and miscellaneous claims from customers are made at the time of sale.

2.

New accounting pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in

ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2010 and 2009.

The Company repaid $50,031 in liabilities to various related parties and shareholders of the Company as of March 31, 2010.  As of March 31, 2009, the company received $11,052 in prepaid expenses for working capital.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $78,826. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of March 31, 2010 and 2009, the company had outstanding $310,000 and $0 in convertible debentures respectively.  As of March 31, 2010, there have been no requests for conversion.

6.

Property and equipment

The Company purchased a computer in 2007 to run edgarizing software. When in use, the computer was being depreciated over 5 years.  As of January, 2010, the company abandoned the expired software license and the equipment.  As of March 31, 2010 and 2009, the company recorded depreciation expense of $0 and $314 respectively.   As of March 31, 2010 and 2009, the company recorded a loss on abandonment of assets of and $2,825  and $0 respectively

7.

Accounts receivable – other

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation o f an independent entity and working capital for the startup company for a potential merger.  As of March 31, 2010 and 2009, the Company loaned $180,000 and $0 respectively.  There is no due date on the loan and the loan bears no interest.

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

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We have $55,815 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the period ended March 31, 2010 or March 31, 2009.   Expenses during the period ended March 31, 2010 were $9,091 and $2,825 on loss on abandonment of asset compared to expenses of $5,914 with interest expense of $273 for the period ended March 31, 2009.  Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $11,916 for the period ended March 31, 2010, compared to a net loss of $6,187 for the period ended March 31, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2010, reflects total assets of $235,815 which consist of $55,815 in cash and $180,000 in accounts receivable, our liabilities were $314,641 which included $-0- in accounts payable, $2,241 in accrued interest, $4,641 in state corporate tax payable and $310,000 in a convertible debenture.  We anticipate our expenses for the next twelve months will be approximately $40,000.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2010 and 2009.

The Company repaid $50,031 in liabilities to various related parties and shareholders of the Company as of March 31, 2010.  As of March 31, 2009, the company received $11,052 in prepaid expenses for working capital.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of March 31, 2010 and 2009, the company had outstanding $310,000 and $0 in convertible debentures respectively.  As of March 31, 2010, there have been no requests for conversion.

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  As of March 31, 2010 and 2009, the Company loaned $180,000 and $0 respectively.  There is no due date on the loan and the loan bears no interest.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2010.

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

CINJET, INC.

Date: May 17, 2010

By: /s/ Russell Schechter

Russell Schechter, President and Chief Financial Officer