Form 10-Q
period 2010-06-30
CINJET INC
filed 2010-08-05
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

760-505-6298

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 3, 2010   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the six months ended June 30, 2010 and the year ended December 31, 2009

	unaudited	audited
ASSETS	June 30, 2010	December 31, 2009

Current assets
Cash and cash equivalents	$52,782	$137,685
Prepaid expenses	0	575
Accounts Receivable - Other	190,497	170,000
Total current assets	243,279	308,260

Fixed assets
Computer and equipment	0	2,484
Software	0	3,795
Total fixed assets	0	6,279
(Less) Accumulated depreciation	0	(3,454)
Total fixed assets	0	2,825
Total assets	$243,279	$311,085

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	2,320	11,442
Accrued interest	19,504	4,122
State corporate tax payable	2,400	2,400
Total current liabilities	24,224	17,964

Fees to related parties	0	0
Convertible debentures	310,000	310,000
Notes payable related parties	0	50,031
Total liabilities	334,224	377,995

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(179,345)	(155,310)
Total shareholders' deficit	(90,945)	(66,910)

Total liabilities and shareholders' equity	$243,279	$311,085

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Operations

For the six months ended June 30, 2010 and 2009

	2010	2009

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Advertising	446	0
Bank charges	110	0
Computer expense	0	0
Depreciation	0	628
Licenses and permits	564	0
Income Taxes	0	0
Office expense	148	0
Postage and delivery	254	0
Telephone	0	0
Professional fees	7,320	9,390
Travel expenses	5,602	0
Total expenses	14,444	10,018
Net loss from operations	(14,444)	(10,018)

Other income/expense
Interest	10,497	0
Interest (Expense)	(17,263)	(690)
Loss on abandonment of assets	(2,825)	0

Net income (loss)	$(24,035)	$(10,708)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the six months ended June 30, 2009 and 2008

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(24,035)	$(10,708)
Adjustment to reconcile net to net cash
provided by operating activities
Abandonment of assets	2,825	0
Depreciation	0	628
Increase in accrued interest	15,382	690
Increase in receivables (other)	(20,497)	0
(Increase) in prepaid expenses	575	(575)
(Decrease_ in credit card payable	0	(3,862)
(Increase) in Receivables	0	0
Increase in Payables	(9,122)	(1,217)
(Decrease) in proceeds from sale of stock	0	0
Rounding Error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(34,872)	(15,044)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	0
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Bank overdraft	0	369
Sale of unissued stock	0	0
Sale of common stock	0	0
Fees to related parties	0	0
Related party notes	(50,031)	15,044
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(50,031)	15,413
INCREASE IN CASH
AND CASH EQUIVALENTS	(84,903)	369
Cash and cash equivalents
at the beginning of the period	137,685	(369)
CASH AND CASH EQUIVALENTS
AT YEAR END	$52,782	$0

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Footnotes to the Condensed Financial Statements

June 30, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2010, the results of operations for the six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended June 30, 2010 and 2009.

The Company repaid $50,031 in liabilities to various related parties and shareholders of the Company as of June 30, 2010.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a shareholders’ deficit of $90,945. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of June 30, 2010 and 2009, the company had outstanding $310,000 and $0 in convertible debentures respectively with accrued interest of $19,504 and 0$ respectively.  As of June 30, 2010, there have been no requests for conversion.

6.

Property and equipment

The Company purchased a computer in 2007 to run edgarizing software. When in use, the computer was being depreciated over 5 years.  As of January, 2010, the company abandoned the expired software license and the equipment.  As of June 30, 2010 and 2009, the company recorded depreciation expense of $0 and $628 respectively.   As of June 30, 2010 and 2009, the company recorded a loss on abandonment of assets of and $2,825  and $0 respectively

7.

Accounts receivable – other

The Company loaned monies to anunrelated party for legal and accounting fees and filing fees related to the creation o f an independent entity and working capital for the startup company for a potential merger. These loans carry an interest of 10% with no due date.  As of June 30, 2010 and 2009, the Company loaned $180,000 and $0 respectively.  As of June 30, 2010, the Company has accrued $10,497 in interest on loans.

8.

Three month data – Second Quarter 2010 and 2009

	2010	2009

Revenue	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Expenses	(5,352)	(4,104)
Operating Loss	(5,352)	(4,104)
Other Revenue and Expense	(6,766)	(417)
Three Month Loss	$(12,118)	$(4,521)

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

Results of Operations – Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

We have $52,782 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the period ended June 30, 2010 or June 30, 2009.   Expenses during the period ended June 30, 2010 were $14,444 for general and administrative expense, $10,497 in interest, $17,263 in interest expense and $2,825 for loss on abandonment of assets giving a total net loss of $24,035 compared to expenses of $10,018 with interest expense of $690 for the period ended June 30, 2009 for a total net los of $10,708.  Expenses for both periods mainly consisted of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $24,035 for the period ended June 30, 2010, compared to a net loss of $10,708 for the period ended June 30, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2010, reflects total assets of $243,279 which consist of $52,782 in cash and $190,497 in accounts receivable, our liabilities were $334,224 which included $2,320 in accounts payable, $19,504 in accrued interest, $2,400 in state corporate tax payable and $310,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended June 30, 2010 and 2009.

The Company repaid $50,031 in liabilities to various related parties and shareholders of the Company as of June 30, 2010.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of June 30, 2010 and 2009, the company had outstanding $310,000 and $0 in convertible debentures respectively.  As of June 30, 2010, there have been no requests for conversion.

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  As of June 30, 2010 and 2009, the Company loaned $180,000 and $0 respectively.  There is no due date on the loan and the loan bears no interest.  As of June 30, 2010, the Company has accrued $10,497 in interest on loans.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2010.

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

CINJET, INC.

Date: August 5, 2010

By: /s/ Russell Schechter

Russell Schechter, President and Chief Financial Officer