Form 10-Q
period 2010-09-30
CINJET INC
filed 2010-11-15
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

or

      .      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52446

CINJET, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3252 Holiday Ct., Ste. 224, LaJolla, CA	92037
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2010   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the nine months ended September 30, 2010 and the year ended December 31,2009

	unaudited	audited
ASSETS	September 30, 2010	December 31, 2009

Current assets
Cash and cash equivalents	$46,932	$137,685
Prepaid expenses	0	575
Accounts Receivable - Other	104,674	170,000
Total current assets	151,606	308,260

Fixed assets
Computer and equipment	0	2,484
Software	0	3,795
Total fixed assets	0	6,279
(Less) Accumulated depreciation	0	(3,454)
Total fixed assets	0	2,825
Total assets	$151,606	$311,085

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	0	11,442
Accrued interest	19,878	4,122
State corporate tax payable	2,400	2,400
Total current liabilities	22,278	17,964

Fees to related parties	0	0
Convertible debentures	225,000	310,000
Notes payable related parties	0	50,031
Total liabilities	247,278	377,995

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(184,072)	(155,310)
Total shareholders' deficit	(95,672)	(66,910)

Total liabilities and shareholders' equity	$151,606	$311,085

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Operations

For the nine months ended September30, 2010 and 2009

	2010	2009

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Advertising	446	0
Bank charges	140	0
Computer expense	0	0
Depreciation	0	628
Licenses and permits	564	0
Income Taxes	0	0
Office expense	148	0
Postage and delivery	254	0
Telephone	0	0
Professional fees	10,820	9,390
Travel expenses	5,602	0
Total expenses	17,974	10,018
Net loss from operations	(17,974)	(10,018)

Other income/expense
Interest	14,971
Interest (Expense)	(22,934)	(690)
Loss on abandonment of assets	0	(2,825)

Net income (loss)	$(28,762)	$(10,708)

Loss per common share	$($0.01)	$($0.01)
Weighted average
of shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the nine months ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(28,762)	$(14,688)
Adjustment to reconcile net to net cash
provided by operating activities
Abandonment of assets	2,825	0
Depreciation	0	942
Increase in accrued interest	15,756	1,239
Increase in receivables (other)	(19,674)	0
(Increase) in prepaid expenses	575	(575)
(Decrease_ in credit card payable	0	(3,862)
(Increase) in Receivables	0	0
Increase in Payables	(11,442)	(2,768)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(40,722)	(19,712)
INVESTING ACTIVITIES
Purchase of Fixed assets		0
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Related party notes	(50,031)	19,712
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(50,031)	19,712
INCREASE IN CASH
AND CASH EQUIVALENTS	(90,753)	0
Cash and cash equivalents
at the beginning of the period	137,685	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$46,932	$0

Supplemental Schedule to Cash Flows
Interest paid	$1,885	$0
Transfer convertible debt	85,000	0

The accompanying notes are an integral part of these financial statements

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2010, the results of operations and cash flows for the nine months ended September 30, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended September 30, 2010 and 2009.

The Company repaid $50,031 in liabilities and $1,881 in accrued interest to various related parties and shareholders of the Company as of September 30, 2010.

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

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of September 30, 2010 and 2009, the company had outstanding $225,000 and $0 in convertible debentures respectively with accrued interest of $19,878 and 0$ respectively. As of September 30, 2010, there have been no requests for conversion.

As of September 30, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt.

6.

Property and equipment

The Company purchased a computer in 2007 to run edgarizing software. When in use, the computer was being depreciated over 5 years.  As of January, 2010, the company abandoned the expired software license and the equipment.  As of September 30, 2010 and 2009, the company recorded depreciation expense of $0 and $628 respectively.  As of September 30, 2010 and 2009, the company recorded a loss on abandonment of assets of and $2,825  and $0 respectively

7.

Accounts receivable – other

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger. These loans carry an interest of 10% with no due date.  As of September 30, 2010 and 2009, the Company loaned $191,949 and $0 respectively and accrued interest of $14,971 and $0 respectively.

As of September 30, 2010, the Company assigned $85,000 of notes to the unrelated party, and they assumed the payment obligation. Consequently, the Company reduced the outstanding receivable to the unrelated party by $85,000 (See note 5).

8.

Three month data – Third Quarter 2010 and 2009

	2010	2009
Revenue	0	0
Cost of Sales	0	0
Gross Profit	0	0
Expenses	(9,201)	(13,449)
Operating Loss	(9,201)	(13,449)
Other Revenue and Expense	4,474	(1,239)
Three Month Loss	$(4,727)	$(14,688)

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

Results of Operations – Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We have $46,932 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the period ended September 30, 2010 or September 30, 2009. Expenses during the period ended September 30, 2010 were $17,974 for general and administrative expense, $14,971 in interest, and $22,934 in interest expense giving a total net loss of $28,762 compared to expenses of $10,018 with interest expense of $690 and $2,825 loss on abandonment of assets for the period ended September 30, 2009 for a total net los of $10,708. Expenses for both periods mainly consisted of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $28,762 for the period ended September 30, 2010, compared to a net loss of $10,708 for the period ended September 30, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2010, reflects total assets of $151,606 which consist of $46,932 in cash and $104,674 in accounts receivable.  Our liabilities were $247,278 which included $-0- in accounts payable, $19,878 in accrued interest, $2,400 in state corporate tax payable and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended September 30, 2010 and 2009.

The Company repaid $50,031 in liabilities and $1,881 in accrued interest to various related parties and shareholders of the Company as of September 30, 2010.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of September 30, 2010 and 2009, the company had outstanding $225,000 and $0 in convertible debentures respectively. As of September 30, 2010, there have been no requests for conversion.

As of September 30, 2010, the Company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt.

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  As of September 30, 2010 and 2009, the Company loaned $191,949 and $0 respectively.  There is no due date on the loan and the loan bears no interest.  As of September 30, 2010, the Company has accrued $14,971 and $0 respectively in interest on loans.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2010.

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

CINJET, INC.

Date: November 15, 2010

By: /s/ Russell Schechter

Russell Schechter, President and Chief Financial Officer