Form 10-K/A
period 2009-12-31
CINJET INC
filed 2010-12-16
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

Note: This amendment is being filed solely to correct a typographical error on the Balance Sheet of the Company’s financial statements. The number of common shares authorized was shown as 200,000,000 when, in fact it is 100,000,000 common shares authorized. Nothing else in this report has been changed.

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

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINJET, INC.

Date: December 9, 2010

/s/ Diane Button

Diane Button

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 9, 2010

/s/ Diane Button

Diane Button

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

/s/ R.R. Hawkins & Associates International, PSC

March 16, 2010 and as of December 9, 2010 as it relates to the amended filings

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd.  , Suite No. 1500

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
Common stock, 100,000,000 shares
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