Form 10-Q/A
period 2010-03-31
CINJET INC
filed 2010-12-16
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINJET, INC.

Date: December 9, 2010

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer