Form 10-K
period 2010-12-31
CINJET INC
filed 2011-03-31
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-52446

CINJET, INC.

(Name of small business issuer in its charter)

Nevada	20-8609439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Ste 129

Carson City, NV  89706

(Address of principal executive offices)

831-770-0217

(Issuer’s telephone number)

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

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

Yes   X  . No      .

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

Yes      . No   X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ.”  There was not an active market and no trading volume during fiscal 2009 and there has been no trading volume in 2010, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 21, 2011 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 21, 2011
Common Stock, $.0001 par value	10,777,000

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

Employees

At the present time Diane Button is our only employee as well as our sole officer and director and a major shareholder.  Ms. Button will devote such time as required to actively seek a business opportunity for the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ".  There was not an active market and no trading volume during fiscal 2009 and there has been no trading volume in 2010.

	CLOSING BID		CLOSING ASK

2009	High	Low	High	Low

September 18 (first available)	NONE	NONE	NONE	NONE
Thru September 30

October 1 Thru December 31	0.5	0.5	NONE	NONE

2010

January 4 Thru March 31.05		.05	NONE	NONE

April 1 Thu June 30.05		.05	NONE	NONE

July 1 Thru September 30.05		.05	NONE	NONE

October 1 Thru December 31.05		.05	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 21, 2011, there were approximately 42 shareholders of record holding 10,777,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Results of Operations

Years Ended December 31, 2010 and December 31, 2009

We have experienced losses since inception.  We did not generate any revenue for the year ended December 31, 2010 or December 31, 2009.  Expenses during the year ended December 31, 2010 were $34,460 with interest expense of $26,605, interest income of $19,445  and loss on abandonment of assets of $2,825 for a net loss of $46,445 compared to expenses of $59,710, and interest expense of $4,042 for a net loss of $63,752 for the year ended December 31, 2009.  Expenses consisted of general and administrative expenses and professional fees.

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

Liquidity and Capital Resources

At December 31, 2010, we had $33,932 in available cash on hand, $-0- in prepaid expenses, $110,297 in accounts receivable, $-0- in computer and equipment and software less depreciation for total assets of $144,229.  We anticipate our expenses for the next twelve months will be approximately $20,000.

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes.  This amount totaled $44,401 for 2010.  As of December 31, 2010 and 2009, the Company owed $315 and $50,031 respectively to a major shareholder.  During 2010 and 2009, the Company repaid $49,716 and $-0- to a major shareholder.

The company accrued no management fees during 2010 or 2009.

During the year the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $0.25 per share.  As of December 31, 2010 and 2009, the Company had outstanding $225,000 and $310,000 in convertible debentures respectively.  As of December 31, 2010 and 2009, the Company accrued interest on the convertible debentures of $23,308 and $2,051 respectively.  There have been no requests for conversion as of December 31, 2010.

As of December 31, 2010, the Company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt.

During the year, the Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  During the year ending December 31, 2010, the Company assigned certain payables to the unrelated party and the unrelated party accepted the assignation of those payables.  As of December 31, 2010 and 2009, the Company had outstanding loans of $110,297 and $170,000 respectively.  The loan carries an interest rate of 10%; there is no due date on the loan.

As of December 31, 2010 and 2009, the Company accrued interest income of $19,445 and $-0- respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2010, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Diane Button	60	President, Secretary, Treasurer and Director	December 1, 2010

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

On December 1, 2010, Ms. Diane Button was appointed President, Secretary, Treasurer and Director of the Company to fill the vacancy created by Mr. Russell Schechter’s resignation as an officer and director of the Company on the same date.  Mr. Schechter cited other commitments prevented him from serving as an officer and director of the Company and stated he had no disagreements with the Company.

Diane S. Button. For the past five years, Ms. Button has been an Independent Agent under contract with AFLAC, (American Family Life Assurance of Columbus).  Currently, as an independent contractor, Ms. Button is a customer service specialist for major businesses and also a sales representative for AFLAC with a product line of supplemental insurance products.  Ms. Button is also the sole director and officer of Cactus Ventures, Inc., a shell company listed on the OTCBB under the symbol “CTVN.”

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2010, 2009, and 20087. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards the number of stock options granted and certain other compensation, if any, whether paid or deferred.,

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Diane Button Sole Officer	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Russell Schechter Sole Officer	2010 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cynthia Grisham Sole Officer	2009 2008	-0- 36,000(1)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 36,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 21, 2011, the number and percentage of the 10,777,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Diane Button (1)	7,500,000	69.59%
	123 West Nye Lane, #129
	Carson City, NV 89706

Common	Olga Kravchenko	950,000	8.81%
	1359 Ahlrich Ave.
	Encinitas, CA 92024

Common	Katrina A. Starling	1,000,000	9.27%
	P.O. Box 7565
	Spreckels, CA 93962

Common	Jill Strahl	1,000,000	9.27%
	814 Bel Air Way
	Salinas, CA 93901

	Total Officers and Directors As a Group (1 Person)	7,500,000	69.69%

(1) Officer and director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of Diane Button to conduct our activities at no charge.

Certain Business Relationships

During the year, the Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  During the year ending December 31, 2010, the Company assigned certain payables to the unrelated party and the unrelated party accepted the assignation of those payables.  As of December 31, 2010 and 2009, the Company had outstanding loans of $110,297 and $170,000 respectively.  The loan carries an interest rate of 10%; there is no due date on the loan.  As of December 31, 2010 and 2009, the Company accrued interest income of $19,445 and $-0- respectively.

On December 1, 2010, Russell Schechter, the Company’s then sole officer and director and majority shareholder sold 7,500,000 shares of common stock to Diane Button for $100.  Mr. Schechter appointed Diane Button to the Board of Directors of the Company and as the sole officer.  Mr. Schechter then resigned as an officer and director of the Company.  Ms. Button now controls approximately 69.59% of the 10,777,000 shares of common stock issued and outstanding in Cinjet, Inc.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Cinjet, Inc. annual financial statement and review of financial statements included in Cinjet’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $13,500 for fiscal year ended 2010 and $14,000 for fiscal year ended 2009.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cinjet’s financial statements that are not reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2010 and $575 for fiscal year ended 2009.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

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

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

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

Date: March 29, 2011

/s/Diane Button

Diane Button

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2011

/s/ Diane Button

Diane Button

Director

Board of Directors

Cinjet, Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Cinjet, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinjet, Inc. as of December 31, 2010 and 2009, the results of operations, stockholders’ equity and its cash flows for the years ended December 31, 2010 and 2009 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, PC

March 16, 2011

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd., Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707 F: 310.553.5337

www.rrhawkins.com

Cinjet, Inc.

Balance Sheet

For the years ended December 31, 2010 and 2009

ASSETS	December 31, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$33,932	$137,685
Prepaid expenses	0	575
Accounts Receivable - Other	110,297	170,000
Accounts Receivable - Trade	0	0
Total current assets	144,229	308,260

Fixed assets
Computer and equipment	0	2,484
Software	0	3,795
Total fixed assets	0	6,279
(Less) Accumulated depreciation	0	(3,454)
Total fixed assets	0	2,825
Total assets	$144,229	$311,085

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Bank overdraft	$0	$0
Accounts payable	4,320	11,442
Credit cards	0	0
Accrued interest	25,549	4,122
State corporate tax payable	2,400	2,400
Total current liabilities	32,269	17,964

Fees to related parties	0	0
Convertible Debentures	225,000	310,000
Notes payable related parties	315	50,031
Total liabilities	257,584	377,995

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	0	0
Common stock, 100,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(201,755)	(155,310)
Total shareholders' deficit	(113,355)	(66,910)

Total liabilities and shareholders' equity	$144,229	$311,085

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

STATEMENT OF OPERATIONS

For the years ended December 31, 2010 and 2009

	2010	2009
Revenue	$0	$0
Cost of Goods Sold	0
Gross Profit	0	0

Expenses
Advertising	446	3,085
Bank charges	270	380
Bad debt expense	0	29,552
Computer expense	0	0
Depreciation	0	1,256
Licenses and permits	564	0
Income Taxes	0	800
Office expense	312	52
Postage and delivery	136	71
Telephone	0	43
Professional fees	27,129	24,142
Travel expenses	5,603	329
Total expenses	34,460	59,710
Net loss from operations	(34,460)	(59,710)
Other income/(loss)
Interest income	19,445	0
Loss on abandonment of assets	(2,825)	0
Interest (Expense)	(28,605)	(4,042)
	(11,985)	(4,042)
Net income (loss)	$(46,445)	$(63,752)
Loss per common share	$($0.01)	$($0.01)
Weighted average of shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc.

STATEMENT OF SHAREHOLDERS' DEFICIT

December 31, 2010 and 2009

			Paid
	Common stock		In	Stockholders'
	Shares	Amount	Capital	Deficit	Total

February 28, 2007	10,450,000	$1,045	$5,605	$0	$6,650
Net loss for the period				(33,394)	(33,394)
December 31, 2007	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)

January 1, 2008	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)
Stock for cash	327,000	33	81,717		81,750
Net loss for the period				(58,164)	(58,164)
December 31, 2008	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)

January 1, 2009	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)
Net loss for the period				(63,752)	(63,752)
December 31, 2009	10,777,000	$1,078	$87,322	$(155,310)	$(66,910)

January 1, 2010	10,777,000	$1,078	$87,322	$(155,310)	$(66,910)
Net loss for the period				(46,445)	(46,445)
December 31, 2010	10,777,000	$1,078	$87,322	$(201,755)	$(113,355)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the twelve months ended December 21, 2010 and 2009

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(46,445)	$(63,752)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in State Tax Accrual	0	800
Depreciation	0	1,256
Loss on abandonment of assets	2,825	0
Increase in accrued interest	21,427	4,042
(Increase) in prepaid expenses	575	(575)
(Increase) in Receivables	59,703	(140,448)
Increase in Payables	(7,122)	4,692
Increase in Other liabilities	0	(4,231)
Rounding Error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	30,963	(198,216)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	0
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Fees to related parties	0	(18,500)
Convertible debentures	(85,000)	310,000
Related party notes	(49,716)	44,401
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(134,716)	335,901
INCREASE IN CASH
AND CASH EQUIVALENTS	(103,753)	137,685
Cash and cash equivalents
at the beginning of the period	137,685	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$33,932	$137,685

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2010 and 2009

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

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009.  The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 820 did not have an effect on the Company's results of operations or financial position.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update ("ASU") No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." ("ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification?, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2:

a. The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance [FIN 46(R), paragraph 1, sequence 55.2.1];

b. The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2];

c. The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3].

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Company's financial statements.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company's financial statements.

The FASB has issued FASB Accounting Standards Update (ASU) No. 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting Standards CodificationTM (Codification) based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 , which amends or rescinds portions of certain SAB topics. Specifically, SAB 112 was issued to bring existing SEC guidance into conformity with: Codification Topic 805, Business Combinations (originally issued as FASB Statement No. 141 (Revised December 2007), Business Combinations); and Codification Topic 810, Consolidation (originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU 2010-29 will not have material impact to the financial statements of the Company.

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a shareholders’ deficit of $113,355. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management funding operating costs, prior to the location of a buyer. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3

INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2010, are as follows:

Deferred tax assets:	2010	2009
Net operating loss carryforward	$$46,445	$$63,752
Less valuation allowance	(46,445)	(63,752)
Total net deferred tax assets	$0-	$0-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2009 and 2008, respectively, is as follows:

	2010	2009
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

NOTE 4

NOTES PAYABLE AND RELATED PARTIES

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. This amount totaled $44,401 for 2009.  As of December 31, 2010 and 2009, the Company owed $315 and $50,031 respectively to a major shareholder.  During 2010 and 2009, the company repaid $49,716 and $0 to a major shareholder.

The company accrued no management fees in 2010 or 2009.

NOTE 5

CONVERTIBLE DEBENTURES

During the year the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of December 31, 2010 and 2009, the Company had outstanding $225,000 and $310,000 in convertible debentures respectively. There have been no requests for conversion as of December 31, 2010.

As of December 31, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt.

As of December 31, 2010 and 2009, the company accrued interest on the convertible debentures of $23,308 and $2,051 respectively.

NOTE 6

COMMON STOCK

On January 2, 2008, the Company received proceeds of its fundraising through 2007. The Company raised $81,750 from sale of 327,000 shares of stock to unrelated individuals for the year ending December 31, 2008.  There were no stock issuances for the years ending December 31, 2010 and 2009.

NOTE 7

NOTE PAYABLE

The Company purchased a computer and financed it for five years at an interest rate of 24.99%.  The five year principal payments are as follows:

2011	$366

NOTE 8

ACCOUNTS RECEIVABLE – TRADE

As of December 31, 2009, the Company evaluated the collectability of its receivables and deemed they were uncollectible. As of December 31, 2009, the company created an allowance for the doubtful accounts to write off the bad debt.

For the years ending December 31, 2009 and 2008, the company recorded outstanding receivables as follows:

	2010	2009

Account Receivable	$29,552	$29,552
Less: Allowance for Doubtful Accounts	(29,552)	(29,552)
Accounts Receivable, Net	$0	$0

NOTE 9

ACCOUNTS RECEIVABLE – OTHER

During the year ending December 31, 2009, the Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger. During the year ending December 31, 2010, the company assigned certain payables to the unrelated party and the unrelated party accepted the assignation of those payables.  As of December 31, 2010 and 2009, the Company had outstanding loans of $110,297 and $170,000 respectively. The loan carries an interest rate of 10%; there is no due date on the loan.

As of December 31, 2010, the Company assigned $85,000 to the unrelated party, and they assumed the payment obligation.  Consequently the Company reduced the outstanding receivable to the unrelated party by $85,000 (see note 5).

As of December 31, 2010 and 2009, the company accrued interest income of $19,445 and $0 respectively.