Form 10-Q
period 2011-03-31
CINJET INC
filed 2011-05-06
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52446

CINJET, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Ste 129 Carson City, NV 89706	89706
(Address of principal executive offices)	(Zip Code)

831-770-0217

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2011:   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc

Condensed Balance Sheet

For the three months ended March 31, 2011 and the year ended December 31, 2010

	Unaudited	Audited
ASSETS	March 31, 2011	December 31, 2010

Current assets
Cash and cash equivalents	$30,072	$33,932
Prepaid expenses	0	0
Accounts Receivable - Other	114,771	110,297
Total current assets	144,843	144,229

Fixed assets
Computer and equipment	0	0
Software	0	0
Total fixed assets	0	0
(Less) Accumulated depreciation	0	0
Total fixed assets	0	0
Total assets	$144,843	$144,229

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	5,128	4,320
Accrued interest	31,221	25,549
State corporate tax payable	2,400	2,400
Total current liabilities	38,749	32,269

Fees to related parties	0	0
Convertible debentures	225,000	225,000
Notes payable related parties	340	315
Total liabilities	264,089	257,584

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(207,646)	(201,755)
Total shareholders' deficit	(119,246)	(113,355)

Total liabilities and shareholders' equity	$144,843	$144,229

Cinjet, Inc

Condensed Statement of Operations

For the three months ended march 31, 2011 and 2010

	2011	2010

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Advertising	0	446
Bank charges	40	110
Licenses and permits	0	514
Office expense	0	148
Postage and delivery	0	254
Professional fees	4,654	2,017
Travel expenses	0	5,602
Total expenses	4,694	9,091
Net loss from operations	(4,694)	(9,091)

Other income/expense
Interest Income	4,474	0
Interest Expense	(5,671)
Loss on abandonment of assets		(2,825)

Net income (loss)	$(5,891)	$(11,916)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(5,891)	$(11,916)
Adjustment to reconcile net to net cash
provided by operating activities
Abandonment of assets	0	(7,175)
Depreciation	0	0
Increase in accrued interest	5,672	(1,881)
Increase in receivables (other)	0	0
(Increase) in prepaid expenses	0	575
(Decrease_ in credit card payable	0	0
(Increase) in Receivables	0	0
Increase in Payables	808	(11,442)
(Decrease) in proceeds from sale of stock	0	0
Rounding Error	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	589	(31,839)
INVESTING ACTIVITIES
Shoreline Marketing	(4,474)	0
NET CASH USED IN
INVESTING ACTIVITIES	(3,885)	(31,839)
FINANCING ACTIVITIES
Fees to related parties	25	0
Related party notes	0	(50,031)
NET CASH REALIZED
FROM FINANCING ACTIVITIES	25	(50,031)
INCREASE IN CASH
AND CASH EQUIVALENTS	(3,860)	(81,870)
Cash and cash equivalents
at the beginning of the period	33,932	137,685
CASH AND CASH EQUIVALENTS
AT YEAR END	$30,072	$55,815

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2011, the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Cinjet, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

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

Cinjet, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

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

Cinjet, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2011 and 2010.

The Company repaid $50,031 in liabilities to various related parties and shareholders of the Company as of March 31, 2010. The company received $11,052 in prepaid expenses for working capital.

As of March 31, 2011 and 2010, the company received $340 and $0 in advances from related parties respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $207,646. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of March 31, 2011 and 2010, the company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of March 31, 2011, there have been no requests for conversion.

6.

Accounts receivable – other

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation o f an independent entity and working capital for the startup company for a potential merger.  As of March 31, 2011 and 2010, the Company loaned $114,771 and $110,297 respectively including quarterly interest at 10%.

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

Results of Operations – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We have $30,072 cash on hand and accounts receivable of $114,771 for total current assets of $144,843.  We have experienced losses since inception.  We did not generate any revenues from operations during the period ended March 31, 2011 or 2010.   Expenses during the period ended March 31, 2011 were $4,654 for professional fees, $40 in bank charges, $4,474 in interest income and $5,671 in interest expense for a net loss of $5,891 compared to expenses of $9,091 with interest expense of $-0- and $2,825 loss on abandonment of assets for the period ended March 31, 2010 for a total net los of $11,916.  Expenses for both periods mainly consisted of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $5,891 for the period ended March 31, 2011, compared to a net loss of $11,916 for the period ended March 31, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2011, reflects total assets of $144,843 which consist of $30,072 in cash and $114,771 in accounts receivable.  Our liabilities were $264,089 which included $5,128 in accounts payable, $31,221 in accrued interest, $2,400 in state corporate tax payable, $340 note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2011 and 2010.

The Company repaid $50,031 in liabilities to various related parties and shareholders of the Company as of March 31, 2011. As of March 31, 2011 and 2010, the Company received $340 and $-0- in advances from related parties respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of March 31, 2011 and 2010, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of March 31, 2011, there have been no requests for conversion.

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  As of March 31, 2011 and 2010, the Company loaned $114,771 and $110.297 respectively.  There is no due date on the loan and the loan bears no interest.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2011.

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

CINJET, INC.

Date: May 5, 2011

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer