Form 10-Q
period 2011-06-30
CINJET INC
filed 2011-08-15
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2011:   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the six months ended June 30, 2011 and the year ended December 31, 2010

	Unaudited	Audited
ASSETS	June 30, 2011	December 31, 2010

Current assets
Cash and cash equivalents	$25,123	$33,932
Prepaid expenses	0	0
Accounts Receivable - Other	119,196	110,297
Total current assets	144,319	144,229

Fixed assets
Computer and equipment	0	0
Software	0	0
Total fixed assets	0	0
(Less) Accumulated depreciation	0	0
Total fixed assets	0	0
Total assets	$144,319	$144,229

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,570	$4,320
Accrued interest	36,831	25,549
State corporate tax payable	2,400	2,400
Total current liabilities	41,801	32,269

Fees to related parties	0	0
Convertible debentures	225,000	225,000
Notes payable related parties	519	315
Total liabilities	267,320	257,584

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	0	0
Common stock, 200,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(211,401)	(201,755)
Total shareholders' deficit	(123,001)	(113,355)

Total liabilities and shareholders' equity	$144,319	$144,229

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc.

Condensed Statement of Operations

For the six months ended June 30, 2011 and 2010

	2011	2010

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Advertising	0	446
Bank charges	40	110
Licenses and permits	0	564
Office expense	0	148
Postage and delivery	0	254
Professional fees	7,224	7,320
Travel expenses	0	5,602
Total expenses	7,264	14,444
Net loss from operations	(7,264)	(14,444)

Other income/expense
Interest Income	8,899	10,497
Interest Expense	(11,281)	(17,263)
Loss on abandonment of assets	0	(2,835)

Net income (loss)	$(9,646)	$(24,035)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc.

Condensed Statement of Cash Flows

For the six months ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(9,646)	$(24,035)
Adjustment to reconcile net to net cash
provided by operating activities
Abandonment of assets	0	2,825
Depreciation	0	0
Increase in accrued interest	11,281	15,382
Increase in receivables (other)	0	(20,497)
(Increase) in prepaid expenses	0	575
(Decrease_ in credit card payable	0	0
(Increase) in Receivables	0	0
Increase in Payables	(1,750)	(9,122)
(Decrease) in proceeds from sale of stock	0	0
Rounding Error	1	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(114)	(34,872)
INVESTING ACTIVITIES
Shoreline Marketing	(8,899)	0
NET CASH USED IN
INVESTING ACTIVITIES	(9,013)	(34,872)
FINANCING ACTIVITIES
Fees to related parties	204	0
Related party notes	0	(50,031)
NET CASH REALIZED
FROM FINANCING ACTIVITIES	204	(50,031)
INCREASE IN CASH
AND CASH EQUIVALENTS	(8,809)	(84,903)
Cash and cash equivalents
at the beginning of the period	33,932	137,685
CASH AND CASH EQUIVALENTS
AT YEAR END	$25,123	$52,782

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc

Footnotes to the Condensed Financial Statements

June 30, 2011 and 2010

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2011, the results of operations and cash flows for the six months ended June 30, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Cinjet, Inc

Footnotes to the Condensed Financial Statements

June 30, 2011 and 2010

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

Cinjet, Inc

Footnotes to the Condensed Financial Statements

June 30, 2011 and 2010

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

Cinjet, Inc

Footnotes to the Condensed Financial Statements

June 30, 2011 and 2010

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2011 and 2010.

The Company repaid $50,031 in liabilities to various related parties and shareholders of the Company as of June 30, 2010.

As of June 30, 2011 and 2010, the company received $204 and $0 in advances from related parties respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $211,412.   These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of June 30, 2011 and 2010, the company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of June 30, 2011, there have been no requests for conversion.

6.

Property and equipment

The Company purchased a computer in 2007 to run edgarizing software. When in use, the computer was being depreciated over 5 years.  As of January, 2010, the company abandoned the expired software license and the equipment.  As of June 30, 2011 and 2010, the company recorded depreciation expense of $0 and $0 respectively.   As of June 30, 2011 and 2010, the company recorded a loss on abandonment of assets of $0 and $2,825 respectively.

7.

Accounts receivable – other

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  These loans carry an interest of 10% with no due date.  As of June 30, 2011 and 2010, the outstanding receivables totaled $119,196 and $190,497 respectively including quarterly interest at 10%.

8.

Three month data – Second Quarter 2011 and 2010

	2011	2010

Revenue	$0	$0
Cost of Sales	0	0
Gross Profit	0	0
Expenses	(2,699)	(5,352)
Operating Loss	(2,699)	(5,352)
Other Revenue and Expense	(1,185)	(6,766)
Three Month Loss	$(3,884)	$(12,118)

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

Results of Operations – Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We have $25,123 cash on hand and accounts receivable of $119,196 for total current assets of $144,319. We have experienced losses since inception.  We did not generate any revenues from operations during the period ended June 30, 2011 or 2010. Expenses during the period ended June 30, 2011 were $7,224 for professional fees, $40 in bank charges, $8,899 in interest income and $11,281 in interest expense for a net loss of $9,646 compared to expenses of $14,444 with interest income of $10,497, and interest expense of $17,263 for the period ended June 30, 2010 for a total net los of $24,035.  Expenses for both periods mainly consisted of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $9,646 for the period ended June 30, 2011, compared to a net loss of $24,035 for the period ended June 30, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2011, reflects total assets of $144,319 which consist of $25,123 in cash and $119,196 in accounts receivable.  Our liabilities were $267,320 which included $2,570 in accounts payable, $36,831 in accrued interest, $2,400 in state corporate tax payable, $519 in a note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2011 and 2010.

The Company repaid $50,031 in liabilities to various related parties and shareholders of the Company as of June 30, 2011. As of June 30, 2011 and 2010, the Company received $204 and $-0- in advances from related parties respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of June 30, 2011 and 2010, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of June 30, 2011, there have been no requests for conversion.

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  As of June 30, 2011 and 2010, the outstanding receivables totaled $119,196 and $190,497 respectively including quarterly interest at 10%.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2011.

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

CINJET, INC.

Date: August 1, 2011

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer