Form 10-Q/A
period 2011-03-31
CINJET INC
filed 2011-08-30
CIK 1398137

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Cinjet, Inc.'s Quarterly Report on Form 10-Q (the "Form 10-Q") for the period ended  March 31, 2011, as filed with the Securities and Exchange Commission on  May 6, 2011, is to correct typographical error of the total authorized shares as reported in the Balance Sheet from 200,000,000 shares to 100,000,000 shares

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

CINJET, INC.

Date: August 26, 2011

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer