Form 10-Q/A
period 2011-06-30
CINJET INC
filed 2011-08-31
CIK 1398137

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

__________________________________________________________

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

Explanatory Note

This amendment is being filed to correct the Company’s authorized common stock, a calculation error in Footnote 8 and to include the XBRL filing.

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

Cinjet, Inc.

Condensed Statement of Cash Flows

For the six months ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(9,646)	$(24,035)
Adjustment to reconcile net to net cash
provided by operating activities
Abandonment of assets	0	2,825
Depreciation	0	0
Increase in accrued interest	11,281	15,382
Increase in receivables (other)	0	(20,497)
(Increase) in prepaid expenses	0	575
(Decrease) in credit card payable	0	0
(Increase) in Receivables	0	0
Increase in Payables	(1,750)	(9,122)
(Decrease) in proceeds from sale of stock	0	0
Rounding Error	1	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(114)	(34,872)
INVESTING ACTIVITIES
Shoreline Marketing	(8,899)	0
NET CASH USED IN
INVESTING ACTIVITIES	(9,013)	(34,872)
FINANCING ACTIVITIES
Fees to related parties	204	0
Related party notes	0	(50,031)
NET CASH REALIZED
FROM FINANCING ACTIVITIES	204	(50,031)
INCREASE IN CASH
AND CASH EQUIVALENTS	(8,809)	(84,903)
Cash and cash equivalents
at the beginning of the period	33,932	137,685
CASH AND CASH EQUIVALENTS
AT YEAR END	$25,123	$52,782

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

8.

Three month data – Second Quarter 2011 and 2010

	2011	2010

Revenue	$0	$0
Cost of Sales	0	0
Gross Profit	0	0
Expenses	(2,570)	(5,352)
Operating Loss	(2,570)	(5,352)
Other Revenue and Expense	(1,185)	(6,766)
Three Month Loss	$(3,755)	$(12,118)

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

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location
31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
101.INS	XBRL Instance Document	Attached
101.SCH	XBRL Taxonomy Extension Schema Document	Attached
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Attached
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Attached
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Attached
101.INS	XBRL Instance Document	Attached

*

The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINJET, INC.

Date: August 30, 2011

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer