Form 10-Q
period 2011-09-30
CINJET INC
filed 2011-11-09
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     X . Yes          .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X .  Yes        .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2011:   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the nine months ended September 30, 2011 and the year ended December 31, 2010

	unaudited	audited
	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$18,513	$33,932
Prepaid expenses	3,000	0
Accounts Receivable - Other	123,670	110,297
Total current assets	145,183	144,229

Fixed assets
Computer and equipment	0	0
Software	0	0
Total fixed assets	0	0
(Less) Accumulated depreciation	0	0
Total fixed assets	0	0
Total assets	$145,183	$144,229

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	3,300	4,320
Accrued interest	42,501	25,549
State corporate tax payable	2,400	2,400
Total current liabilities	48,201	32,269

Fees to related parties	0	0
Convertible debentures	225,000	225,000
Notes payable related parties	649	315
Total liabilities	273,850	257,584

Shareholders' deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	0	0
Common stock, 100,000,000 shares authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Accumulated deficit	(217,067)	(201,755)
Total shareholders' deficit	(128,667)	(113,355)

Total liabilities and shareholders' equity	$145,183	$144,229

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Condensed Statement of Operations

For the nine months ended September 30, 2011 and 2010

	2011	2010

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Advertising	0	446
Bank charges	80	140
Licenses and permits	0	564
Office expense	0	148
Postage and delivery	0	254
Professional fees	11,653	10,820
Travel expenses	0	5,602
Total expenses	11,733	17,974
Net loss from operations	(11,733)	(17,974)

Other income/expense
Interest Income	13,373	14,971
Interest Expense	(16,952)	(22,934)
Loss on abandonment of assets	0	(2,825)

Net income (loss)	$(15,312)	$(28,762)

Loss per common share	$(0.01)	$(0.01)
Weighted average of shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the nine months ended September 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,312)	$(28,762)
Adjustment to reconcile net to net cash provided by operating activities
Abandonment of assets	0	2,825
Depreciation	0	0
Increase in accrued interest	16,952	15,756
Increase in receivables (other)	0	(19,674)
(Increase) in prepaid expenses	(3,000)	575
(Decrease in credit card payable	0	0
(Increase) in Receivables	(13,373)	0
Increase in Payables	(1,020)	(11,442)
(Decrease) in proceeds from sale of stock	0	0
Rounding Error	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(15,753)	(40,722)
INVESTING ACTIVITIES
Shoreline Marketing	0	0
NET CASH USED IN INVESTING ACTIVITIES	(15,753)	(40,722)
FINANCING ACTIVITIES
Fees to related parties	334	0
Related party notes	0	(50,031)
NET CASH REALIZED FROM FINANCING ACTIVITIES	334	(50,031)
INCREASE IN CASH AND CASH EQUIVALENTS	(15,419)	(90,753)
Cash and cash equivalents at the beginning of the period	33,932	137,685
CASH AND CASH EQUIVALENTS AT YEAR END	$18,513	$46,932
Supplemental Schedule to Cash Flows
Interest paid	$0	$1,885
Transfer convertible debt	0	85,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Footnotes to the Condensed Financial Statements

September 30, 2011 and 2010

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2011, the results of operations and cash flows for the nine months ended September 30, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2011 and 2010.

The Company repaid $0 and $50,031 in liabilities and $0 and $1,881 in accrued interest to various related parties and shareholders of the Company as of September 30, 2011 and 2010. As of September 30, 2011 and 2010, the company received $334 and $0 in advances from related parties respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $217,067.   These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of September 30, 2011 and 2010, the company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of September 30, 2011, there have been no requests for conversion.

6.

Property and equipment

The Company purchased a computer in 2007 to run edgarizing software. When in use, the computer was being depreciated over 5 years.  As of January, 2010, the company abandoned the expired software license and the equipment.  As of September 30, 2011 and 2010, the company recorded depreciation expense of $0 and $0 respectively.   As of September 30, 2011 and 2010, the company recorded a loss on abandonment of assets of $0 and $2,825 respectively.

7.

Accounts receivable – other

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  These loans carry an interest of 10% with no due date.

As of September 30, 2010, the Company assigned $85,000 of notes to the unrelated party, and they assumed the payment obligations. Consequently, the Company reduced the outstanding receivable to the unrelated party by $85,000.

As of September 30, 2011 and 2010, the outstanding receivables totaled $123,670 and $104,674 respectively including quarterly interest at 10%.

8.

Three month data – Third Quarter 2011 and 2010

	2011	2010

Revenue	$0	$0
Cost of Sales	0	0
Gross Profit	0	0
Expenses	(10,140)	(9,201)
Operating Loss	(10,140)	(9,201)
Other Revenue and Expense	4,474	4,474
Three Month Loss	$(5,666)	$(4,727)

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

Results of Operations – Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

We have experienced losses since inception.  We did not generate any revenues from operations during the period ended September 30, 2011 or 2010.   Expenses during the period ended September 30, 2011 were $11,653 for professional fees, $80 in bank charges, $13,373 in interest income and $16,952 in interest expense for a net loss of $15,312 compared to expenses of $17,974 with interest income of $14,971,  interest expense of $22,934, and a loss on abandonment of assets of $2,825 for the period ended September 30, 2010 for a total net los of $28,762.  Expenses for both periods mainly consisted of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $15,312 for the period ended September 30, 2011, compared to a net loss of $28,762 for the period ended September 30, 2010.

Liquidity and Capital Resources

We have $18,513 cash on hand, accounts receivable of $123,670 and $3,000 in prepaid expenses for total current assets of $145,183.  Our liabilities were $273,850 which included $3,300 in accounts payable, $42,501 in accrued interest, $2,400 in state corporate tax payable, $649 in a note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2011 and 2010.

The Company repaid $-0- and $50,031 in liabilities and $0 and $1,881 in accrued interest to various related parties and shareholders of the Company as of September 30, 2011 and 2010.    As of September 30, 2011 and 2010, the Company received $334 and $-0- in advances from related parties respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of September 30, 2011 and 2010, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of September 30, 2011, there have been no requests for conversion.

As of September 30, 2010, the Company assigned $85,000 of notes to the unrelated party and they assumed payment obligations.  Consequently, the Company reduced the outstanding receivable to the unrelated party by $85,000.

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  As of September 30, 2011 and 2010, the outstanding receivables totaled $123,670 and $104,674 respectively including quarterly interest at 10%.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2011.

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

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

CINJET, INC.

Date: November 9, 2011

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer