Form 10-K
period 2011-12-31
CINJET INC
filed 2012-04-16
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-52446

CINJET, INC.

 (Name of small business issuer in its charter)

Nevada	20-8609439
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

123 West Nye Lane, Ste 129

Carson City, NV  89706

 (Address of principal executive offices)

Issuer’s telephone number: 831-770-0217

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ.”  There was not an active market and no trading volume during fiscal 2010 and there has been no trading volume in 2011, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 28, 2012 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 28, 2012
Common Stock, $.0001 par value	10,777,000

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

	CLOSING BID		CLOSING ASK

2012	High	Low	High	Low

January 3 Thru March 31.05		.05	NONE	NONE

April 1 Thru June 30.20		.05	NONE	NONE

July 1 Thru September 30	NONE	NONE	NONE	NONE

October 3 Thru December 30	NONE	NONE	NONE	NONE

2010

January 4 Thru March 31.05		.05	NONE	NONE

April 1 Thu June 30.05		.05	NONE	NONE

July 1 Thru September 30.05		.05	NONE	NONE

October 1 Thru December 31.05		.05	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 28, 2012, there were approximately 42 shareholders of record holding 10,777,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2011 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Results of Operations

Years Ended December 31, 2011 and December 31, 2010

We have experienced losses since inception.  We did not generate any revenue for the year ended December 31, 2011 or December 31, 2010.  Expenses during the year ended December 31, 2011 were $13,774 with bank charges of $100 and professional fees of $13,674 compared to expenses of $34,460 for the year ended 2010.  At year end December 31, 2011 we had $110,297 loss on valuation of assets and $22,500 in interest expense for a net loss of $146,571 compared to a net loss of $46,445 at December 31, 2010.

Years Ended December 31, 2010 and December 31, 2009

We have experienced losses since inception.  We did not generate any revenue for the year ended December 31, 2010 or December 31, 2009.  Expenses during the year ended December 31, 2010 were $34,460 with interest expense of $28,605, interest income of $19,445  and loss on abandonment of assets of $2,825 for a net loss of $46,445 compared to expenses of $59,710, and interest expense of $4,042 for a net loss of $63,752 for the year ended December 31, 2009.  Expenses consisted of general and administrative expenses and professional fees.

Liquidity and Capital Resources

At December 31, 2011, we had $15,453 in available cash on hand and $2,000 in prepaid expenses for total assets of $17,453.  We anticipate our expenses for the next twelve months will be approximately $20,000.

Our liabilities are $887 in accounts payable, $48,049 in accrued interest, $2,400 in state corporate tax payable and $225,000 in convertible debentures and $1,043 in notes payable to related parties for total liabilities of $277,379.

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes.  As of December 31, 2011 and 2010, the Company owed $1,043 and $315 respectively to a major shareholder.  During 2011 and 2010, the Company repaid $0 and $49,716 to a major shareholder.

The company accrued no management fees during 2011 or 2010.

During 2009 the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.

As of December 31, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt. As of December 31, 2011 and 2010, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. There have been no requests for conversion as of December 31, 2011.

As of December 31, 2011 and 2010, the Company accrued interest on the convertible debentures of $22,500 and $23,308 respectively.

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

During the year ending December 31, 2010, the merger fell through, and the Company assigned $85,000 to the unrelated party, and they assumed the payment obligation.  Consequently the Company reduced the outstanding receivable to the unrelated party by $85,000.

The Company has made several attempts to collect this debt but has been unsuccessful in communicating with the debtor. As of December 31, 2011, the Company deemed these Notes receivables uncollectible and has revalued them to $0.  The Company has incurred a loss on revaluation of $110,297 and $0 for the years ended December 31, 2011 and 2010 respectively.

As of December 31, 2011 and 2010, the company accrued interest income of $0 and $19,445 respectively.

As of December 31, 2011, the Company deemed these other receivables uncollectible and has revalued them to $0.  The Company has incurred a loss on revaluation of $110,297 and $0 for the years ended December 31, 2011 and 2010 respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2011, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2011 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Diane Button	61	President, Secretary, Treasurer and Director	December 1, 2010

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2011, 2010 and 2009. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Diane Button	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sole Officer	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Russell Schechter	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sole Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Cynthia Grisham	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sole Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 28, 2012, the number and percentage of the 10,777,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Diane Button (1)	7,500,000	69.59%
	123 West Nye Lane, #129
	Carson City, NV 89706

Common	Olga Kravchenko	950,000	8.81%
	1359 Ahlrich Ave.
	Encinitas, CA 92024

Common	Katrina A. Starling	1,000,000	9.27%
	P.O. Box 7565
	Spreckels, CA 93962

Common	Jill Strahl	1,000,000	9.27%
	814 Bel Air Way
	Salinas, CA 93901

Total Officers and Directors
As a Group (1 Person)		7,500,000	69.69%

(1)

Officer and director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of Diane Button to conduct our activities at no charge.

Certain Business Relationships

None.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Cinjet, Inc. annual financial statement and review of financial statements included in Cinjet’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $13,500 for fiscal year ended 2010 and $13,000 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cinjet’s financial statements that are not reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2011 and $575 for fiscal year ended 2010.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

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

Date: April 11, 2012

/s/ Diane Button

Diane Button

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2012

/s/ Diane Button

Diane Button

Director

Board of Directors

Cinjet Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Cinjet, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinjet, Inc. as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ R.R. Hawkins & Associates International, a PC

Los Angeles, CA

March 23, 2012

Cinjet, Inc.

Balance Sheet

For the years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$15,453	$33,932
Prepaid expenses	2,000	-
Notes receivable - other	-	110,297
Total current assets	17,453	144,229

Total assets	$17,453	$144,229

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$887	$4,320
Accrued interest	48,049	25,549
State corporate tax payable	2,400	2,400
Total current liabilities	51,336	32,269

Convertible Debentures	225,000	225,000
Notes payable related parties	1,043	315
Total liabilities	277,379	257,584

Shareholders' deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, 100,000,000 shares authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(348,326)	(201,755)
Total shareholders' deficit	(259,926)	(113,355)

Total liabilities and shareholders' equity	$17,453	$144,229

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Operations

For the years ended December 31, 2011 and 2010

	2011	2010

Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Expenses
Advertising	-	446
Bank charges	100	270
Depreciation	-	-
Licenses and permits	-	564
Income Taxes	-	-
Office expense	-	312
Postage and delivery	-	136
Telephone	-	-
Professional fees	13,674	27,129
Travel expenses	-	5,603
Total expenses	13,774	34,460
Net loss from operations	(13,774)	(34,460)

Other income/(loss)
Interest income	-	19,445
Loss on abandonment of assets	-	(2,825)
Loss on valuation of assets	(110,297)	-
Interest (Expense)	(22,500)	(28,605)
	(132,797)	(11,985)

Net income (loss)	$(146,571)	$(46,445)

Loss per common share	$($0.01)	$($0.01)
Weighted average of shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Shareholders' Equity

For the years ended December 31, 2011 and 2010

			Paid
	Common stock		In	Stockholders'
	Shares	Amount	Capital	Deficit	Total

February 28, 2007	10,450,000	$1,045	$5,605	$-	$6,650
Net loss for the period	-	-	-	(33,394)	(33,394)
December 31, 2007	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)

January 1, 2008	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)
Stock for cash	327,000	33	81,717	-	81,750
Net loss for the period	-	-	-	(58,164)	(58,164)
December 31, 2008	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)

January 1, 2009	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)
Net loss for the period	-	-	-	(63,752)	(63,752)
December 31, 2009	10,777,000	$1,078	$87,322	$(155,310)	$(66,910)

January 1, 2010	10,777,000	$1,078	$87,322	$(155,310)	$(66,910)
Net loss for the period	-	-	-	(46,445)	(46,445)
December 31, 2010	10,777,000	$1,078	$87,322	$(201,755)	$(113,355)

January 1, 2011	10,777,000	$1,078	$87,322	$(201,755)	$(113,355)
Net loss for the period	-	-	-	(146,571)	(146,571)
December 31, 2011	10,777,000	$1,078	$87,322	$(348,326)	$(259,926)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Cash Flows

For the years ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(146,571)	$(46,445)
Adjustment to reconcile net to net cash provided by operating activities

Impairment of asset	110,297	-
Loss on abandonment of assets	-	2,825
Increase in accrued interest	22,500	21,427
(Increase) in prepaid expenses	(2,000)	575
(Increase in Note receivable-other)	-	59,703
Increase in Payables	(3,433)	(7,122)
NET CASH PROVIDED BY OPERATING ACTIVITIES	(19,207)	30,963
INVESTING ACTIVITIES
Purchase of Fixed assets	-	-
NET CASH USED IN INVESTING ACTIVITIES
FINANCING ACTIVITIES
Convertible debentures	-	(85,000)
Related party notes	728	(49,716)
NET CASH REALIZED FROM FINANCING ACTIVITIES	728	(134,716)
INCREASE IN CASH AND CASH EQUIVALENTS	(18,479)	(103,753)
Cash and cash equivalents at the beginning of the period	33,932	137,685
CASH AND CASH EQUIVALENTS AT YEAR END	$15,453	$33,932

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:

Impairment of Note Receivable	$(110,297)	$-

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2011 and 2010

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

Trade Accounts Receivable  Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus, trade accounts receivable do not bear interest.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

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

Recent Pronouncements In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a shareholders’ deficit of $259,926. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management funding operating costs, prior to the location of a buyer. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3

INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2011, are as follows:

Deferred tax assets:	2011	2010
Net operating loss carryforward	$58,628	$46,445
Less valuation allowance	(58,628)	(46,445)
Total net deferred tax assets	0-	0-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2009 and 2008, respectively, is as follows:

	2011	2010
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

NOTE 4

NOTES PAYABLE AND RELATED PARTIES

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. As of December 31, 2011 and 2010, the Company owed $1,043 and $315 respectively to a major shareholder.  During 2011 and 2010, the company repaid $0 and $49,716 to a major shareholder.

The company accrued no management fees in either 2011 or 2010.

NOTE 5

CONVERTIBLE DEBENTURES

During 2009 the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.

As of December 31, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt. As of December 31, 2011 and 2010, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future. There have been no requests for conversion as of December 31, 2011.

As of December 31, 2011 and 2010, the Company accrued interest on the convertible debentures of $22,500 and $23,308 respectively.

NOTE 6

COMMON STOCK

In prior years, the Company raised $81,750 from sale of 327,000 shares of stock to unrelated individuals. There were no stock issuances for the years ending December 31, 2011 and 2010.

NOTE 7

NOTES RECEIVABLE – OTHER

During the year ending December 31, 2009, the Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  The loan carries an interest rate of 10%; there is no due date on the loan.

During the year ending December 31, 2010, the merger fell through, and the Company assigned $85,000 to the unrelated party, and they assumed the payment obligation.  Consequently the Company reduced the outstanding receivable to the unrelated party by $85,000 (see note 5).

The Company has made several attempts to collect this debt but has been unsuccessful in communicating with the debtor. As of December 31, 2011, the Company deemed these Notes receivables uncollectible and has revalued them to $0.  The Company has incurred a loss on revaluation of $110,297 and $0 for the years ended December 31, 2011 and 2010 respectively.

Accounting Standards (“SFAS”) No. 114 (“SFAS No. 114”) “Accounting by Creditors for Impairment of a Loan,” as amended. Pursuant to SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans secured by collateral that is not readily marketable, or (c) loans that are susceptible to deterioration in realizable value. When determining impairment, management’s assessment includes its intention to extend certain leases beyond the minimum lease term and the debtor’s ability to meet its obligation over that extended term. In certain cases where Cinjet has determined that a loan has been impaired, it generally does not expect to extend or renew the underlying leases. Based on the Company’s analysis, it has determined that there are notes that have incurred such an impairment. Following are summaries of impaired notes receivable and the allowance for impaired as of December 31,

Notes receivable	2011	2010	2009
Total recorded investment in impaired notes	$110,297	$110,297	$170,000
Allowance for impaired notes receivable	(110,297)	-	-
Recorded value of impaired notes	0	110,297	170,000
Impaired notes written off	110,297	-	-
Allowance for impaired notes receivable at 12/31/11	(110,297)	-	-

As of December 31, 2011 and 2010, the company accrued interest income of $0 and $19,445 respectively.

NOTE 8

SUBSEQUENT EVENTS

Management has determined that there are not further events subsequent to the balance sheet date that should be disclosed in these financial statements.