Form 10-Q
period 2012-03-31
CINJET INC
filed 2012-05-01
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 17, 2012:   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the three months ended March 31, 2012 and year ended December 31, 2011

	unaudited	audited
	March 31, 2012	December 31, 2011
ASSETS

Current assets
Cash and cash equivalents	$10,551	$15,453
Prepaid expenses	2,000	2,000
Accounts Receivable - Other, Net of impairment	0	0
Total current assets	12,551	17,453

Fixed assets
Computer and equipment	0	0
Software	0	0
Total fixed assets	0	0
(Less) Accumulated depreciation	0	0
Total fixed assets	0	0
Total assets	$12,551	$17,453

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	3,004	887
Accrued interest	53,659	48,049
State corporate tax payable	2,400	2,400
Total current liabilities	59,063	51,336

Fees to related parties	0	0
Convertible debentures	225,000	225,000
Notes payable related parties	1,052	1,043
Total liabilities	285,115	277,379

Shareholders' deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	0	0
Common stock, 100,000,000 shares authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(360,964)	(348,326)
Total shareholders' deficit	(272,564)	(259,926)

Total liabilities and shareholders' equity	$12,551	$17,453

Cinjet, Inc.

Condensed Statement of Operations

For the three months ended March 31, 2012 and 2011

	2012	2011

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Bank charges	20	40
Licenses and permits	0	0
Professional fees	7,008	4,654
Travel expenses	0	0
Total expenses	7,028	4,694
Net loss from operations	(7,028)	(4,694)

Other income/expense
Interest Income	0	4,474
Interest Expense	(5,610)	(5,671)

Net income (loss)	$(12,638)	$(5,891)

Loss per common share	$($0.01)	$($0.01)

Weighted average of shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,638)	$(5,891)
Adjustment to reconcile net to net cash provided by operating activities
Abandonment of assets	0	0
Depreciation	0	0
Increase in accrued interest	5,610	5,672
(Increase) in prepaid expenses	0	0
Increase in Payables	2,117	808
Rounding Error	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(4,911)	589
INVESTING ACTIVITIES
Shoreline Marketing	0	(4,474)
NET CASH USED IN INVESTING ACTIVITIES	(4,911)	(3,885)
FINANCING ACTIVITIES
Fees to related parties	0	25
Related party notes	9	0
NET CASH REALIZED FROM FINANCING ACTIVITIES	9	25
INCREASE IN CASH AND CASH EQUIVALENTS	(4,902)	(3,860)
Cash and cash equivalents at the beginning of the period	15,453	33,932
CASH AND CASH EQUIVALENTS
AT YEAR END	$10,551	$30,072

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc

Footnotes to the Condensed Financial Statements

March 31, 2012 and 2011

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2012, the results of operations and cash flows for the three months ended March 31, 2012 and 2011.  The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

March 31, 2012 and 2011

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

March 31, 2012 and 2011

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2012 and 2011.

The Company repaid $0 and $0 in liabilities and $0 and $0 in accrued interest to various related parties and shareholders of the Company as of March 31, 2012 and 2011.

As of March 31, 2012 and 2011, the company received $9 and $25 in advances from related parties respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $272,564.   These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of March 31, 2012 and 2011, the company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of March 31, 2012, there have been no requests for conversion.

Cinjet, Inc

Footnotes to the Condensed Financial Statements

March 31, 2012 and 2011

6.

Note receivable – other

The Company loaned monies to an unrelated party for legal and accounting fees and filing fees related to the creation of an independent entity and working capital for the startup company for a potential merger.  These loans carry an interest of 10% with no due date.

As of December 31, 2011, the Company had made numerous attempts to collect the receivable but failed to make contact with the note holder.  As of December 31, 2011, the Company revalued the note receivable to $0 and discounted all interest receivable for the year.  As of March 31, 2012 and 2011, the outstanding note receivables totaled $0 and $123,670 respectively including quarterly interest at 10%.

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

Results of Operations – Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

We have experienced losses since inception.  We did not generate any revenues from operations during the period ended March 31, 2012 or 2011.   Expenses during the period ended March 31, 2012 were $7,008 for professional fees, $20 in bank charges, $-0- in interest income and $5,610 in interest expense for a net loss of $12,638 compared to expenses of $4,654 with interest income of $4,474 and interest expense of $5,671, for the period ended March 31, 2011 for a total net los of $5,891.  Expenses for both periods mainly consisted of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $12,638 for the period ended March 31, 2012, compared to a net loss of $5,891 for the period ended March 31, 2011.

Liquidity and Capital Resources

We have $10,551 cash on hand and $2,000 in prepaid expenses for total current assets of $1,551.  Our liabilities were $285,115 which included $3,004 in accounts payable, $53,659 in accrued interest, $2,400 in state corporate tax payable, $1,052 in a note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended March 31, 2012 and 2011.

The Company repaid $-0- and $-0- in liabilities and $0 and $-0- in accrued interest to various related parties and shareholders of the Company as of March 31, 2012 and 2011.    As of March 31, 2012 and 2011, the Company received $9 and $25 in advances from related parties respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of March 31, 2012 and 2011, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of March 31, 2012, there have been no requests for conversion.

As of September 30, 2010, the Company assigned $85,000 of notes to the unrelated party and they assumed payment obligations.  Consequently, the Company reduced the outstanding receivable to the unrelated party by $85,000.

As of December 31, 2011, the Company had made numerous attempts to collect the receivable but failed to make contact with the note holder.  As of December 31, 2011, the Company revalued the note receivable to $0 and discounted all interest receivable for the year.  As of March 31, 2012 and 2011, the outstanding note receivables totaled $0 and $123,670 respectively including quarterly interest at 10%.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2012.

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

CINJET, INC.

Date: April 30, 2012

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer