Form 10-Q
period 2012-06-30
CINJET INC
filed 2012-08-20
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

CINJET, INC.

(Exact name of registrant as specified in its charter)

Nevada		20-8609439
(State or other jurisdiction of incorporation organization)		(I.R.S. Employer Identification No.)

000-52446
(Commission File Number)

123 West Nye Lane, Ste 129 Carson City, NV		89706
(Address of principal executive offices)		(Zip Code)

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

☑ . Yes . ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ . Yes . ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. . ☐   Yes ☐ . No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2012: 10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the six months ended June 30, 2012 and the year ended December 31, 2011

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)

Current assets
Cash and cash equivalents	$1,842	$15,453
Prepaid expenses	1,000	2,000
Total current assets	2,842	17,453

Total assets	$2,842	$17,453

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	734	887
Accrued interest	59,268	48,049
State corporate tax payable	2,400	2,400
Total current liabilities	62,402	51,336

Fees to related parties	0	0
Convertible debentures	225,000	225,000
Notes payable related parties	1,052	1,043
Total liabilities	288,454	277,379

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	0	0
Common stock, 100,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(374,012)	(348,326)
Total shareholders' deficit	(285,612)	(259,926)

Total liabilities and shareholders' equity	$2,842	$17,453

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Condensed Statement of Operations

For the six months ended June 30, 2012 and 2011

	2012	2011

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Bank charges	80	40
Licenses and permits	0
Professional fees	14,387	7,224
Travel expenses	0
Total expenses	14,467	7,264
Net loss from operations	(14,467)	(7,264)

Other income/expense
Interest Income	0	8,899
Interest Expense	(11,219)	(11,281)

Net income (loss)	$(25,686)	$(9,646)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the six months ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(25,686)	$(9,646)
Adjustment to reconcile net to net cash
provided by operating activities
Abandonment of assets	0	0
Depreciation	0	0
Increase in accrued interest	11,219	11,281
(Increase) in prepaid expenses	1,000	0
Increase in Payables	(152)	(1,750)
Rounding Error	0	1
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(13,619)	(114)
INVESTING ACTIVITIES
Shoreline Marketing	0	(8,899)
NET CASH USED IN
INVESTING ACTIVITIES	(13,619)	(9,013)
FINANCING ACTIVITIES
Fees to related parties	0	204
Related party notes	8	0
NET CASH REALIZED
FROM FINANCING ACTIVITIES	8	204
INCREASE IN CASH
AND CASH EQUIVALENTS	(13,611)	(8,809)
Cash and cash equivalents
at the beginning of the period	15,453	33,932
CASH AND CASH EQUIVALENTS
AT YEAR END	$1,842	$25,123

The accompanying notes are an integral part of these financial statements

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2012, the results of operations and cash flows for the six months ended June 30, 2012 and 2011.  The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

The Company repaid $1,648 and $0 in liabilities to various related parties and shareholders of the Company as of June 30, 2012 and 2011, respectively.

As of June 30, 2012 and 2011, the company received $8 and $204 in advances from related parties respectively.

4.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $285,612. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.	Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of June 30, 2012 and 2011, the company had outstanding $225,000 and $225,000 in convertible debentures respectively. As of June 30, 2012, there have been no requests for conversion.

6.	Three month data – Second Quarter 2012 and 2011

Second Quarter
2012 and 2011
	2012	2011
Revenue	0	0

Cost of Sales	0	0

Gross Profit	0	0

Expenses	(7,438)	(2,699)

Operating Loss	(7,438)	(2,699)

Other Revenue and Expense	(5,610)	(1,185)

Three Month Loss	$ (13,048)	$ (3,884)

7.	Subsequent events

In mid-July 2012, the Company signed a confidential, non-binding Letter of Intent (LOI) with a private company, for the purpose of a proposed merger. The deal has not been completed.

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Results of Operations – Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

We have experienced losses since inception. We did not generate any revenues from operations during the period ended June 30, 2012 or 2011. Expenses during the period ended June 30, 2012 were $14,387 for professional fees, $80 in bank charges and $11,219 in interest expense for a net loss of $25,686 compared to expenses of $7,264 with interest income of $8,899 and interest expense of $11,281, for the period ended June 30, 2011 for a total net loss of $9,646. Expenses for both periods mainly consisted of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $25,686 for the period ended June 30, 2012, compared to a net loss of $9,646 for the period ended June 30, 2011.

Liquidity and Capital Resources

We have $1,842 cash on hand and $1,000 in prepaid expenses for total current assets of $2,842. Our liabilities were $288,454 which included $734 in accounts payable, $59,268 in accrued interest, $2,400 in state corporate tax payable, $1,052 in a note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2012 and 2011.

The Company repaid $1,648 and $-0- in liabilities and $ to various related parties and shareholders of the Company as of June 30, 2012 and 2011. As of June 30, 2012 and 2011, the Company received $8 and $204 in advances from related parties respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of June 30, 2012 and 2011, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. As of June 30, 2012, there have been no requests for conversion.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2012.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

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

CINJET, INC.

Date: _________________

By: /s/ Diane Button,

President and Chief Financial Officer

Exhibit 31

CERTIFICATION

I, Diane Button, certify that:

1. I have reviewed this quarterly report on Form 10-Q, of Cinjet, Inc. for the fiscal quarter ended June 30, 2012;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: ________________________

/s/ Diane Button

President, Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32

CERTIFICATION OF PERIODIC REPORT

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Diane Button, President, Treasurer, Chief Executive Officer and Chief Financial Officers of Cinjet, Inc., (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)	the Quarterly Report on Form 10-Q, of the Company for the fiscal quarter ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: _________________

/s/ Diane Button

President and Chief Executive Officer

Treasurer and Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been furnished to Cinjet, Inc. and will be retained by Cinjet, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.