Form 10-Q
period 2012-09-30
CINJET INC
filed 2012-11-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

______________________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2012:   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and 2011 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

	unaudited	audited
	September 30, 2012	December 31, 2011
ASSETS

Current assets
Cash and cash equivalents	$322	$15,453
Prepaid expenses	0	2,000
Accounts Receivable - Other, Net of impairment	0	0
Total current assets	322	17,453

Fixed assets
Computer and equipment	0	0
Software	0	0
Total fixed assets	0	0
(Less) Accumulated depreciation	0	0
Total fixed assets	0	0
Total assets	$322	$17,453

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	1,330	887
Accrued interest	64,940	48,049
State corporate tax payable	2,400	2,400
Total current liabilities	68,670	51,336

Fees to related parties	0	0
Convertible debentures	225,000	225,000
Notes payable related parties	1,056	1,043
Total liabilities	294,726	277,379

Shareholders' deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding
	0	0
Common stock, 100,000,000 shares authorized, 10,777,000 outstanding
	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(382,804)	(348,326)
Total shareholders' deficit	(294,404)	(259,926)

Total liabilities and shareholders' equity	$322	$17,453

	2012	2011

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Bank charges	100	80
Licenses and permits	0	0
Professional fees	17,487	11,653
Travel expenses	0	0
Total expenses	17,587	11,733
Net loss from operations	(17,587)	(11,733)

Other income/expense
Interest Income	0	13,373
Interest Expense	(16,890)	(16,952)

Net income (loss)	$(34,477)	$(15,312)

Loss per common share	$($0.01)	$($0.01)
Weighted average of shares outstanding
	10,777,000	10,777,000

			Paid
	Common stock		In	Stockholders'
	Shares	Amount	Capital	Deficit	Total

January 1, 2011	10,777,000	$1,078	$87,322	$(201,755)	$(113,355)
Net loss for the period	0	0	0	(15,312)	(15,312)
June 30, 2011	10,777,000	$1,078	$87,322	$(217,067)	$(128,667)

January 1, 2012	10,777,000	$1,078	$87,322	$(348,326)	$(259,926)
Net loss for the period	0	0	0	(34,477)	(34,477)
June 30, 2012	10,777,000	$1,078	$87,322	$(382,803)	$(294,403)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(34,477)	$(15,312)

Adjustment to reconcile net to net cash provided by operating activities

Abandonment of assets	0	0
Depreciation	0	0
Increase in accrued interest	16,890	16,952
(Increase) in prepaid expenses	2,000	(3,000)
Increase in Payables	443	(1,020)
Rounding Error	0	0

NET CASH PROVIDED BY OPERATING ACTIVITIES	(15,144)	(2,380)

INVESTING ACTIVITIES
Shoreline Marketing	0	(13,373)

NET CASH USED IN INVESTING ACTIVITIES	(15,144)	(15,753)

FINANCING ACTIVITIES
Fees to related parties	0	0
Related party notes	13	334

NET CASH REALIZED FROM FINANCING ACTIVITIES	13	334

INCREASE IN CASH AND CASH EQUIVALENTS	(15,131)	(15,419)
Cash and cash equivalents at the beginning of the period
	15,453	33,932

CASH AND CASH EQUIVALENTS AT YEAR END	$322	$18,513

Cinjet, Inc

Footnotes to the Condensed Financial Statements

September 30, 2012 and 2011

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2012, the results of operations and cash flows for the nine months ended September 30, 2012 and 2011.  The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

Cinjet, Inc

Footnotes to the Condensed Financial Statements

September 30, 2012 and 2011

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

Cinjet, Inc

Footnotes to the Condensed Financial Statements

September 30, 2012 and 2011

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

Cinjet, Inc

Footnotes to the Condensed Financial Statements

September 30, 2012 and 2011

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2011 and 2010.

The Company repaid $1,648 and $0 in liabilities to various related parties and shareholders of the Company as of September 30, 2012 and 2011, respectively.

As of September 30, 2012 and 2011, the company received $13 and $334 in advances from related parties respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $382,804.   These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of September 30, 2012 and 2011, the company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of September 30, 2012, there have been no requests for conversion.

6.

Three month data – Third Quarter 2012 and 2011

	2012	2011

Revenue	$0	$0
Cost of Sales	0	0
Gross Profit	0	0
Expenses	(3,120)	(4,469)
Operating Loss	(3,120)	(4,469)
Other Revenue and Expense	(5,671)	(1,197)
Three Month Loss	$(8,791)	$(5,666)

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

Results of Operations – Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We have experienced losses since inception.  We did not generate any revenues from operations during the period ended September 30, 2012 or 2011. Expenses during the period ended September 30, 2012 were $17,487 for professional fees, $100 in bank charges and $16,890 in interest expense for a net loss of $34,477 compared to professional fees of $11,653 and bank charges of $80 with interest income of $13,373 and interest expense of $16,952, for the period ended September 30, 2011 for a total net loss of $15,312.  Expenses for both periods mainly consisted of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $34,477 for the period ended September 30, 2012, compared to a net loss of $15,312 for the period ended September 30, 2011.

Liquidity and Capital Resources

We have $322 cash on hand which is our only asset.  Our liabilities were $294,726 which included $1,330 in accounts payable, $64,940 in accrued interest, $2,400 in state corporate tax payable, $1,056 in a note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2012 and 2011.

The Company repaid $1,648 and $-0- in liabilities to various related parties and shareholders of the Company as of September 30, 2012 and 2011. As of September 30, 2012 and 2011, the Company received $13 and $334 in advances from related parties respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of September 30, 2012 and 2011, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of September 30, 2012, there have been no requests for conversion.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2012.

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

CINJET, INC.

Date: November 13, 2012

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer