Form 10-K
period 2012-12-31
CINJET INC
filed 2013-03-15
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

  X .

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ.”  There was not an active market and no trading volume during fiscal 2011 and there has been no trading volume in 2012, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 28, 2013 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 28, 2013
Common Stock, $.0001 par value	10,777,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ".  There was not an active market and no trading volume during fiscal 2011 and there has been no trading volume in 2012.

	CLOSING BID		CLOSING ASK

2011	High	Low	High	Low

January 3 Thru March 31.05		.05	NONE	NONE

April 1 Thru June 30.20		.05	NONE	NONE

July 1 Thru September 30	NONE	NONE	NONE	NONE

October 3 Thru December 30	NONE	NONE	NONE	NONE

2012

January 3 Thru March 30	NONE	NONE	NONE	NONE

April 2 Thu June 29.01		.01	NONE	NONE

July 2 Thru September 28.01		.01	NONE	NONE

October 1 Thru December 31.01		.005	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of February 28, 2013, there were approximately 42 shareholders of record holding 10,777,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Results of Operations

Years Ended December 31, 2012 and December 31, 2011

We have experienced losses since inception.  We did not generate any revenue for the year ended December 31, 2012 or December 31, 2011.  Expenses during the year ended December 31, 2012 were $18,830 with bank charges of $100 and professional fees of $18,730 compared to expenses of $13,774 for the year ended 2011.  At year end December 31, 2012 we had $22,500 in interest expense for a net loss of $41,330 compared to a net loss of $146,571 in 2011.  In 2011 we had a significant loss on valuation of assets in the amount of $110,297 and no such loss in 2012.

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

Liquidity and Capital Resources

At December 31, 2012, we had $322 in available cash on hand for total assets of $322.  We anticipate our expenses for the next twelve months will be approximately $20,000.

Our liabilities are $675 in accounts payable, $70,549 in accrued interest, $2,400 in state corporate tax payable and $225,000 in convertible debentures and $2,954 in notes payable to related parties for total liabilities of $301.578.

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes.  As of December 31, 2012 and 2011, the Company owed $2,954 and $1,043 respectively to a major shareholder.  During 2012 and 2011, the Company repaid $0 and $0 to a major shareholder.

The company accrued no management fees during 2011 or 2010.

During 2009 the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.

As of December 31, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt. As of December 31, 2011 and 2010, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. There have been no requests for conversion as of December 31, 2012.

As of December 31, 2012 and 2011, the Company accrued interest on the convertible debentures of $22,500 and $22,500 respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2012 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Diane Button	62	President, Secretary, Treasurer and Director	December 1, 2010

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2012, 2011 and 2010. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Diane Button Sole Officer	2012 2011 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Russell Schechter Sole Officer	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 28, 2013, the number and percentage of the 10,777,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Cinjet, Inc. annual financial statement and review of financial statements included in Cinjet’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $12,500 for fiscal year ended 2012 and $13,000 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cinjet’s financial statements that are not reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2012 and $575 for fiscal year ended 2011.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

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

Date: March 7, 2013

/s/ Diane Button

Diane Button

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2013

/s/ Diane Button

Diane Button

Director

Board of Directors

Cinjet Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Cinjet, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinjet, Inc. as of December 31, 2012 and 2011, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ R.R. Hawkins & Associates International, a PC

Los Angeles, CA

February 28, 2013

Cinjet, Inc.

Balance Sheet

For the years ended December 31, 2012 and 2011

ASSETS	December 31, 2012	December 31, 2011

Current assets
Cash and cash equivalents	$322	$15,453
Prepaid expenses	0	2,000
Notes receivable - other	0	0
Total current assets	322	17,453

Total assets	$322	$17,453

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$675	$887
Accrued interest	70,549	48,049
State corporate tax payable	2,400	2,400
Total current liabilities	73,624	51,336

Convertible Debentures	225,000	225,000
Notes payable related parties	2,954	1,043
Total liabilities	301,578	277,379

Shareholders' deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding
	0	0
Common stock, 100,000,000 shares authorized, 10,777,000 outstanding
	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(389,656)	(348,326)
Total shareholders' deficit	(301,256)	(259,926)

Total liabilities and shareholders' equity	$322	$17,453

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Operations

For the years ended December 31, 2012 and 2011

	2012	2011

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Advertising	0	0
Bank charges	100	100
Depreciation	0	0
Licenses and permits	0	0
Income Taxes	0	0
Office expense	0	0
Postage and delivery	0	0
Telephone	0	0
Professional fees	18,730	13,674
Travel expenses	0	0
Total expenses	18,830	13,774
Net (loss) from operations	(18,830)	(13,774)

Other income/(loss)
Interest income	0	0
Loss on abandonment of assets	0	0
Loss on valuation of assets	0	(110,297)
Interest (Expense)	(22,500)	(22,500)
	(22,500)	(132,797)

Net income (loss)	$(41,330)	$(146,571)

Loss per common share	$(0.01)	$($0.01)
Weighted average of shares outstanding
	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Statement of Shareholders' Equity

For the years ended December 31, 2012 and 2011

			Paid
	Common stock		In	Stockholders'
	Shares	Amount	Capital	Deficit	Total

February 28, 2007	10,450,000	$1,045	$5,605	$0	$6,650
Net loss for the period	0	0	0	(33,394)	(33,394)
December 31, 2007	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)

January 1, 2008	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)
Stock for cash	327,000	33	81,717	0	81,750
Net loss for the period	0	0	0	(58,164)	(58,164)
December 31, 2008	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)

January 1, 2009	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)
Net loss for the period	0	0	0	(63,752)	(63,752)
December 31, 2009	10,777,000	$1,078	$87,322	$(155,310)	$(66,910)

January 1, 2010	10,777,000	$1,078	$87,322	$(155,310)	$(66,910)
Net loss for the period	0	0	0	(46,445)	(46,445)
December 31, 2010	10,777,000	$1,078	$87,322	$(201,755)	$(113,355)

January 1, 2011	10,777,000	$1,078	$87,322	$(201,755)	$(113,355)
Net loss for the period	0	0	0	(146,571)	(146,571)
December 31, 2011	10,777,000	$1,078	$87,322	$(348,326)	$(259,926)

January 1, 2012	10,777,000	$1,078	$87,322	$(348,326)	$(259,926)
Net loss for the period	0	0	0	(41,330)	(41,330)
December 31, 2012	10,777,000	$1,078	$87,322	$(389,656)	$(301,256)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Cash Flows

For the years ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(41,330)	$(146,571)
Adjustment to reconcile net to net cash provided by operating activities

Impairment of asset	0	110,297
Loss on abandonment of assets	0	0
Increase in accrued interest	22,500	22,500
(Increase) in prepaid expenses	2,000	(2,000)
(Increase in Note receivable-other)	0	0
Increase in Payables	(212)	(3,433)
NET CASH PROVIDED BY OPERATING ACTIVITIES	0	0
	(17,042)	(19,207)
INVESTING ACTIVITIES
Purchase of Fixed assets	0	0
NET CASH USED IN INVESTING ACTIVITIES
FINANCING ACTIVITIES
Convertible debentures	0	0
Related party notes	1,931	728
NET CASH REALIZED FROM FINANCING ACTIVITIES
	1,931	728
INCREASE IN CASH AND CASH EQUIVALENTS
	(15,111)	(18,479)
Cash and cash equivalents at the beginning of the period
	15,433	33,932
CASH AND CASH EQUIVALENTS AT YEAR END
	$322	$15,453

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:

Impairment of Note Receivable	$0	$(110,297)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2012 and 2011

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

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a shareholders’ deficit of $301,256These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management funding operating costs, prior to the location of a buyer. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3

INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2011, are as follows:

Deferred tax assets:	2012	2011
Net operating loss carryforward	$73,093	$58,628
Less valuation allowance	(73,093)	(58,628)
Total net deferred tax assets	0	0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2009 and 2008, respectively, is as follows:

	2011	2010
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

NOTE 4

NOTES PAYABLE AND RELATED PARTIES

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. As of December 31, 2012 and 2011, the Company owed $2,954 and $1,043 respectively to a major shareholder.  During 2012 and 2011, the company repaid $0 and $0 to a major shareholder.

The company accrued no management fees in either 2012 or 2011.

NOTE 5

CONVERTIBLE DEBENTURES

During 2009 the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.

As of December 31, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt. As of December 31, 2011 and 2010, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future. There have been no requests for conversion as of December 31, 2012 and 2011.

As of December 31, 2012 and 2011, the Company accrued interest on the convertible debentures of $22,500 and $22,500respectively.

NOTE 6

COMMON STOCK

In prior years, the Company raised $81,750 from sale of 327,000 shares of stock to unrelated individuals. There were no stock issuances for the years ending December 31, 2012 and 2011.

NOTE 7

NOTES RECEIVABLE - OTHER

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

Notes receivable	2011	2010	2009
Total recorded investment in impaired notes	$110,297	$110,297	$170,000
Allowance for impaired notes receivable	(110,297)	0	0
Recorded value of impaired notes	0	110,297	170,000
Impaired notes written off	110,297	0	0
Allowance for impaired notes receivable at 12/31/11	(110,297)	0	0

As of December 31, 2011 and 2010, the company accrued interest income of $0 and $19,445 respectively.

NOTE 8

SUBSEQUENT EVENTS

Management has determined that there are not further events subsequent to the balance sheet date that should be disclosed in these financial statements.