Form 10-Q
period 2013-03-31
CINJET INC
filed 2013-05-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

_____________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2013:   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and 2012 for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the three months ended March 31, 2013 and the year ended December 31, 2011

	unaudited	audited
ASSETS	March 31, 2013	December 31, 2012

Current assets
Cash and cash equivalents	$322	$322
Accounts Receivable - Other, Net of impairment	0	0
Total current assets	322	322

Total assets	$322	$322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	1,709	675
Accrued interest	76,408	70,684
State corporate tax payable	2,400	2,400
Total current liabilities	80,517	73,759

Fees to related parties	0	0
Convertible debentures	225,000	225,000
Notes payable related parties	10,125	2,446
Total liabilities	315,642	301,205

Shareholders' deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding
	0	0
Common stock, 100,000,000 shares authorized, 10,777,000 outstanding
	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(403,720)	(389,283)
Total shareholders' deficit	(315,320)	(300,883)

Total liabilities and shareholders' equity	$322	$322

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Condensed Statement of Operations

For the three months ended March 31, 2013 and 2012

	2013	2012

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Bank charges	0	20
Professional fees	8,714	7,008
Travel expenses	0	0
Total expenses	8,714	7,028
Net loss from operations	(8,714)	(7,028)

Other income/expense
Interest Income	0	0
Interest Expense	(5,724)	(5,610)

Net income (loss)	$(14,438)	$(12,638)

Loss per common share	$($0.01)	$($0.01)

Weighted average of shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(14,438)	$(12,638)
Adjustment to reconcile net to net cash provided by operating activities

Abandonment of assets	0	0
Depreciation	0	0
Increase in accrued interest	5,724	5,610
(Increase) in prepaid expenses	0	0
Increase in Payables	1,034	2,117
Rounding Error	1	0
NET CASH PROVIDED BY OPERATING ACTIVITIES
	(7,679)	(4,911)
INVESTING ACTIVITIES
Shoreline Marketing	0	0
NET CASH USED IN INVESTING ACTIVITIES
	(7,679)	(4,911)
FINANCING ACTIVITIES
Fees to related parties	0	0
Related party notes	7,679	9
NET CASH REALIZED FROM FINANCING ACTIVITIES
	7,679	9
INCREASE IN CASH AND CASH EQUIVALENTS
	0	(4,902)
Cash and cash equivalents
at the beginning of the period	322	15,453
CASH AND CASH EQUIVALENTS AT YEAR END
	$322	$10,551

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Footnotes to the Condensed Financial Statements

March 31, 2013 and 2012

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2013, the results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

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

In February 2013 the FASB issued ASC Update No. 2013-02 “Comprehensive Income Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)”, which amends ASC Topic 220. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition an entity is required to present either on the face of the Statement of Income on in the Notes to the Consolidated Financial Statements significant amounts reclassified out of AOCI and should be provided by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under GAAP that provide additional detail about these amounts. The changes to the ASC as a result of this updated guidance are effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 will not have a material effect on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2013 and 2012.

The Company repaid $0 and $0 in liabilities and $0 and $0 in accrued interest to various related parties and shareholders of the Company as of March 31, 2013 and 2012. As of March 31, 2013 and 2012, the company received $7,679 and $9 in advances from related parties respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $403,720.   These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

As of December 31, 2011, the Company had made numerous attempts to collect the receivable but failed to make contact with the note holder.  As of December 31, 2011, the Company revalued the note receivable to $0 and discounted all interest receivable for the year. As of March 31, 2013 and 2012, the outstanding note receivables totaled $0 and $0 respectively, including quarterly interest at 10%.

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

Employees

At the present time we have no employees.  Diane Button is our sole officer and director and a major shareholder. Ms. Button will devote such time as required to actively seek a business opportunity for the Company.

Results of Operations – Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

We have experienced losses since inception.  We did not generate any revenues from operations during the period ended March 31, 2013 or 2012.   Expenses during the period ended March 31, 2013 were $8,714 for professional fees, and $5,724 in interest expense for a net loss of $14,438 compared to professional fees of $7,008 and bank charges of $20 with interest expense of $5,610, for the period ended March 31, 2012 for a total net loss of $12,638.  Expenses for both periods mainly consisted of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $14,438 for the period ended March 31, 2013, compared to a net loss of $12,638 for the period ended March 31, 2012.

Liquidity and Capital Resources

We have $322 cash on hand which is our only asset.  Our liabilities were $315,642 which included $1,709 in accounts payable, $76,408 in accrued interest, $2,400 in state corporate tax payable, $10,125 in a note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2013 and 2012.

The Company repaid $-0- and $-0- in liabilities to various related parties and shareholders of the Company as of March 31, 2013 and 2012.    As of March 31, 2013 and 2012, the Company received $7,679 and $9 in advances from related parties respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of March 31, 2013 and 2012, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of March 31, 2013, there have been no requests for conversion.

Management anticipates that we will receive sufficient advances from our president or related parties or through sales of our common stock to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2013.

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

CINJET, INC.

Date: May 13, 2013

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer