Form 10-Q
period 2013-09-30
CINJET INC
filed 2013-11-06
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

________________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2013:   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and 2012 for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the nine months ended September 30, 2013 and the year ended December 31, 2012

	unaudited	audited
ASSETS	June 30, 2013	December 31, 2012

Current assets
Cash and cash equivalents	$322	$322
Accounts Receivable - Other, Net of impairment	-	-
Total current assets	322	322

Total assets	$322	$322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	450	675
Accrued interest	88,318	70,684
State corporate tax payable	2,400	2,400
Total current liabilities	91,168	73,759

Fees to related parties	-	-
Convertible debentures	225,000	225,000
Notes payable related parties	16,689	2,446
Total liabilities	332,857	301,205

Shareholders' deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding
	-	-
Common stock, 100,000,000 shares authorized, 10,777,000 outstanding
	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(420,935)	(389,283)
Total shareholders' deficit	(332,535)	(300,883)

Total liabilities and shareholders' equity	$322	$322

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Condensed Statement of Operations

For the nine months ended September 30, 2013 and 2012

	2013	2012

Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Expenses
Bank charges	-	100
Professional fees	14,019	17,487
Travel expenses	-	-
Total expenses	14,019	17,587
Net loss from operations	(14,019)	(17,587)

Other income/expense
Interest Income	-	-
Interest Expense	(17,634)	(16,890)

Net income (loss)	$(31,653)	$(34,477)

Loss per common share	$(0.01)	$(0.01)

Weighted average of shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the nine months ended September 30, 2013 and 2012

	2013	2012
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(31,653)	$(34,477)
Adjustment to reconcile net to net cash provided by operating activities

Abandonment of assets	-	-
Depreciation	-	-
Increase in accrued interest	17,634	16,890
(Increase) in prepaid expenses	-	2,000
Increase in Payables	(225)	443
Rounding Error	1	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	(14,243)	(15,144)

INVESTING ACTIVITIES
Shoreline Marketing	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Fees to related parties	-	-
Related party notes	14,243	13

NET CASH REALIZED FROM FINANCING ACTIVITIES	14,243	13

INCREASE IN CASH AND CASH EQUIVALENTS	-	(15,131)
Cash and cash equivalents at the beginning of the period	322	15,453

CASH AND CASH EQUIVALENTS AT YEAR END	$322	$322

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Footnotes to the Condensed Financial Statements

September 30, 2013 and 2012

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2013, the results of operations and cash flows for the six months ended September 30, 2013 and 2012.  The balance sheet as of December 31, 2012 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2013 and 2012.

The Company repaid $0 and $0 in liabilities and $0 and $0 in accrued interest to various related parties and shareholders of the Company as of September 30, 2013 and 2012. As of September 30, 2013 and 2012, the company received $14,243 and $13 in advances from shareholders respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $420,935.   These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of September 30, 2013 and 2012, the company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of September 30, 2013, there have been no requests for conversion.

6.

Three month data – Second Quarter 2013 and 2012

	2013	2012

Revenue	0	0
Cost of Sales	0	0
Gross Profit	0	0
Expenses	(3,580)	(3,120)
Operating Loss	(3,580)	(3,120)
Other Revenue and Expense	(6,021)	(5,671)
Three Month Loss	$(9,601)	$(8,791)

The Company recorded its expense for the 2012 audit in the first quarter of 2013 and its expense for the 2011 audit in the second quarter of 2012, in keeping with the terms of the engagement letters, respectively.

7.

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of September 30, 2013 and December 31, 2012 are as follows:

Deferred tax assets	2013	2012
Net operating loss carryforward	$168,374	$153,122
Less valuation allowance	(168,374)	(153,122)
Total net deferred tax assets	0	0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2013 and 2012, respectively, is as follows:

	2013	2012
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Total tax rate	40.0%	40.0%
Less valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

8.

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

Results of Operations – Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

We have experienced losses since inception.  We did not generate any revenues from operations during the three month period ended September 30, 2013 or 2012. Expenses during the three month period ended September 30, 2013 were $3,580 with other expense of $6,021 for a net loss of $9,601 for the three months ended September 30, 2013.  Expenses during the three month period ended September 30, 2012 were $3,120 with other expense of $5,671 for a net loss of $8,791 for the three months ended September 30, 2012.

Results of Operations – Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

We have experienced losses since inception.  We did not generate any revenues from operations during the nine month period ended September 30, 2013 or 2012.   Expenses during the period ended September 30, 2013 were $14,019 for professional fees and $17,634 in interest expense for a net loss of $31,653 compared to professional fees of $17,487 with interest expense of $16,890 for the period ended September 30, 2012 for a total net loss of $34,477.  Expenses for both periods mainly consisted of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $31,653 for the period ended September 30, 2013, compared to a net loss of $34,477 for the period ended September 30, 2012.

Liquidity and Capital Resources

We have $322 cash on hand.  Our liabilities were $332,857 which included $450 in accounts payable, $88,318 in accrued interest, $2,400 in state corporate tax payable, $16,689 in a note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended September 30, 2013 and 2012.

The Company repaid $-0- and $-0- in liabilities and $-0- and $-0- in accrued interest to various related parties and shareholders of the Company as of September 30, 2013 and 2012. As of September 30, 2013 and 2012, the Company received $14.243 and $13 in advances from shareholders respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.  As of September 30, 2013 and 2012, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively.  As of September 30, 2013, there have been no requests for conversion.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2013.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CINJET, INC.

Date: October 31, 2013

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer