Form 10-K
period 2013-12-31
CINJET INC
filed 2014-02-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ.”  There was not an active market and no trading volume during fiscal 2012 and there has been no trading volume in 2013, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 3, 2014 is deemed to be $-0-.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 3, 2014
Common Stock, $.0001 par value	10,777,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ".  Our stock has traded thinly for the periods represented.  The following sets forth the range of high and low trades for the periods indicated.

2013	High	Low

January 2 Thru March 28.01		.005

April 1 Thru June 28	2.50	0.17

July 1 Thru September 30	2.00	2.00

October 1 Thru December 31	2.00	2.00

2012	High	Low

January 3 Thru March 30	-	-

April 2 Thu June 29.01		.01

July 2 Thru September 28.01		.01

October 1 Thru December 31.01		.005

The above quotations represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of February 3, 2014, there were approximately 42 shareholders of record holding 10,777,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Results of Operations

Years Ended December 31, 2013 and December 31, 2012

We have experienced losses since inception.  We did not generate any revenue for the year ended December 31, 2013 or 2012.  Expenses during the year ended December 31, 2013 were $23,094 consisting entirely of professional fees compared to expenses of $18,730 and bank charges of $100 for the year ended 2012.  At year end December 31, 2013 we had $$23,728 in interest expenses for a net loss of $46,822 compared to a net loss of $41,330 in 2012.

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

Liquidity and Capital Resources

At December 31, 2013, we had $322 in available cash on hand for total assets of $322.  We anticipate our expenses for the next twelve months will be approximately $20,000.

Our liabilities are $3,450 in accounts payable, $94,277 in accrued interest, $2,400 in state corporate tax payable and $225,000 in convertible debentures and $23,273 in notes payable to related parties for total liabilities of $348,400.

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes.  As of December 31, 2013 and 2012, the Company owed $23,273 and $2,954 respectively to a major shareholder.  During 2012 and 2011, the Company repaid $0 and $1,648 to a major shareholder.

As of December 31, 2013 and 2012, the Company had accrued interest payable to a major stockholder of $1,228 and $-0- respectively.

The company accrued no management fees during 2013 or 2012.

During 2009 the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.

As of December 31, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt. As of December 31, 2013 and 2012, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future.  There have been no requests for conversion as of December 31, 2013.

As of December 31, 2013 and 2012, the Company accrued interest on the convertible debentures of $22,500 and $22,500 respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2013 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Diane Button	63	President, Secretary, Treasurer and Director	December 1, 2010

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2013, 2012 and 2011. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Diane Button	2013	-	-	-	-	-	-	-	-
Sole Officer	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 3, 2014, the number and percentage of the 10,777,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title ofClass	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Diane Button (1) 123 West Nye Lane, #129 Carson City, NV 89706	7,500,000	69.59%

Common	Olga Kravchenko 1359 Ahlrich Ave. Encinitas, CA 92024	950,000	8.81%

Common	Katrina A. Starling P.O. Box 7565 Spreckels, CA 93962	1,000,000	9.27%

Common	Jill Strahl 814 Bel Air Way Salinas, CA 93901	1,000,000	9.27%

Total Officers and DirectorsAs a Group (1 Person)		7,500,000	69.69%

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Cinjet, Inc. annual financial statement and review of financial statements included in Cinjet’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $12,000 for fiscal year ended 2013 and $12,500 for fiscal year ended 2012.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cinjet’s financial statements that are not reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year ended 2013 and $575 for fiscal year ended 2012.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

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

CINJET, INC.

Date: February 13, 2014	/s/ Diane Button
Diane Button
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2014	/s/ Diane Button
Diane Button
Director

Cinjet, Inc.

Balance Sheet

For the years ended December 31, 2013 and 2012

ASSETS	December 31, 2013	December 31, 2012

Current assets
Cash and cash equivalents	$322	$322
Prepaid expenses	-	-
Notes receivable - other	-	-
Total current assets	322	322

Total assets	$322	$322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,450	$675
Accrued interest	94,277	70,549
State corporate tax payable	2,400	2,400
Total current liabilities	100,127	73,624

Convertible Debentures	225,000	225,000
Notes payable related parties	23,273	2,954
Total liabilities	348,400	301,578

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	-	-
Common stock, 100,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(436,478)	(389,656)
Total shareholders' deficit	(348,078)	(301,256)

Total liabilities and shareholders' equity	$322	$322

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc.

Statement of Operations

For the years ended December 31, 2013 and 2012

	2013	2012

Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Expenses
Advertising	-	-
Bank charges	-	100
Depreciation	-	-
Licenses and permits	-	-
Income Taxes	-	-
Office expense	-	-
Postage and delivery	-	-
Telephone	-	-
Professional fees	23,094	18,730
Travel expenses	-	-
Total expenses	23,094	18,830
Net (loss) from operations	(23,094)	(18,830)

Other income/(loss)
Interest income	-	-
Loss on abandonment of assets	-	-
Loss on valuation of assets	-	-
Interest (Expense)	(23,728)	(22,500)
	(23,728)	(22,500)

Net income (loss)	$(46,822)	$(41,330)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc.

Statement of Shareholders’ Equity

For the years ended December 31, 2013 and 2012

	Common stock		Paid In Capital	Stockholders' Deficit	Total
	Shares	Amount

February 28, 2007	10,450,000	$1,045	$5,605	$-	$6,650
Net loss for the period	-	-	-	(33,394)	(33,394)
December 31, 2007	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)

January 1, 2008	10,450,000	$1,045	$5,605	$(33,394)	$(26,744)
Stock for cash	327,000	33	81,717		81,750
Net loss for the period	-	-	-	(58,164)	(58,164)
December 31, 2008	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)

January 1, 2009	10,777,000	$1,078	$87,322	$(91,558)	$(3,158)
Net loss for the period	-	-	-	(63,752)	(63,752)
December 31, 2009	10,777,000	$1,078	$87,322	$(155,310)	$(66,910)

January 1, 2010	10,777,000	$1,078	$87,322	$(155,310)	$(66,910)
Net loss for the period	-	-	-	(46,445)	(46,445)
December 31, 2010	10,777,000	$1,078	$87,322	$(201,755)	$(113,355)

January 1, 2011	10,777,000	$1,078	$87,322	$(201,755)	$(113,355)
Net loss for the period	-	-	-	(146,571)	(146,571)
December 31, 2011	10,777,000	$1,078	$87,322	$(348,326)	$(259,926)

January 1, 2012	10,777,000	$1,078	$87,322	$(348,326)	$(259,926)
Net loss for the period	-	-	-	(41,330)	(41,330)
December 31, 2012	10,777,000	$1,078	$87,322	$(389,656)	$(301,256)

January 1, 2013	10,777,000	$1,078	$87,322	$(389,656)	$(301,256)
Net loss for the period	-	-	-	(46,822)	(43,817)
December 31, 2013	10,777,000	$1,078	$87,322	$(436,478)	$(348,078)

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc.

Statement of Cash Flows

For the years ended December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(46,822)	$(41,330)
Adjustment to reconcile net to net cash provided by operating activities
Increase in accrued interest	23,728	22,500
(Increase) in prepaid expenses	-	2,000

Increase in Payables	2,775	(212)
NET CASH PROVIDED BY OPERATING ACTIVITIES	(20,319)	(17,042)

INVESTING ACTIVITIES
Purchase of Fixed assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Convertible debentures	-	-
Related party notes	20,319	1,931
NET CASH REALIZED FROM FINANCING ACTIVITIES	20,319	1,931

INCREASE IN CASH AND CASH EQUIVALENTS	-	(15,111)

Cash and cash equivalents at the beginning of the period	322	15,433

CASH AND CASH EQUIVALENTS AT YEAR END	$322	$322

Supplemental disclosures of cash flow information:	-	-

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2013 and 2012

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

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2013 and 2012

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

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a shareholders’ deficit of $348.078. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management funding operating costs, prior to the location of a buyer. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3

INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2013, are as follows:

Deferred tax assets:	2013	2012
Net operating loss carryforward	$174,591	$155,862
Less valuation allowance	(174,591)	(155,862)
Total net deferred tax assets	$-	$-

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2009 and 2008, respectively, is as follows:

	2013	2012
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)
	-%	-%

NOTE 4

NOTES PAYABLE AND RELATED PARTIES

During the year the Company borrowed monies from the major shareholder and other related parties for working capital purposes. As of December 31, 2013 and 2012, the Company owed $23,273 and $2,954 respectively to a major shareholder.  During 2013 and 2012, the company repaid $0 and $1,648 to a major shareholder.

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2013 and 2012

As of December 31, 2013 and 2012, the Company had accrued interest payable to a major stockholder of $1,228 and $0.

The company accrued no management fees in either 2013 or 2012.

NOTE 5

CONVERTIBLE DEBENTURES

During 2009 the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.

As of December 31, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt. As of December 31, 2013 and 2012, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future. There have been no requests for conversion as of December 31, 2013.

As of December 31, 2013 and 2012, the Company accrued interest on the convertible debentures of $22,500 and $22,500 respectively.

NOTE 6

COMMON STOCK

In prior years, the Company raised $81,750 from sale of 327,000 shares of stock to unrelated individuals. There were no stock issuances for the years ending December 31, 2013 and 2012.

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

Notes receivable	2011	2010	2009
Total recorded investment in impaired notes	$$110,297	$110,297	$$170,000
Allowance for impaired notes receivable	(110,297)	-	-
Recorded value of impaired notes	-	110,297	170,000
Impaired notes written off	110,297	-	-
Allowance for impaired notes receivable at 12/31/11	(110,297)	-	-

As of December 31, 2013 and 2012, the company accrued interest income of $0 and $0 respectively.

NOTE 8

SUBSEQUENT EVENTS

Management has determined that there are not further events subsequent to the balance sheet date that should be disclosed in these financial statements.