Form 10-K/A
period 2013-12-31
CINJET INC
filed 2014-02-21
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this amendment to our 10-K to include our auditor's report that was inadvertently omitted in our original filing.  There are no other changes to our 10-K.

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

CINJET, INC.

Date: February 21, 2014	/s/ Diane Button
Diane Button
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2014	/s/ Diane Button
Diane Button
Director

To the Board of Directors and Shareholders

Cinjet, Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Cinjet, Inc. as of December 3, 20113, and 2012 and the related statements of operations, statement of shareholders’ deficit and cash flows for the years ending December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinjet, Inc. as of December 31, 2013 and 2012, and, the results of operations, statement of shareholders’ deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 2 to the financial statements, the Company has incurred net losses since inception, a retained deficit of $436,478 and no working capital, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ R.R. Hawkins and Associates International, a PC

January 30, 2014

Los Angeles, CA

F-1

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