Form 10-Q
period 2014-03-31
CINJET INC
filed 2014-04-21
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 8, 2014:   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and 2014 for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

For the three months ended March 31, 2014 and the year ended December 31, 2013

	unaudited	audited
ASSETS	March 31, 2014	December 31, 2013

Current assets
Cash and cash equivalents	$322	$322
Accounts Receivable - Other, Net of impairment	0	0
Total current assets	322	322

Total assets	$322	$322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	2,775	3,450
Accrued interest	100,581	94,277
State corporate tax payable	2,400	2,400
Total current liabilities	105,756	100,127

Fees to related parties	0	0
Convertible debentures	225,000	225,000
Notes payable related parties	31,629	23,273
Total liabilities	362,385	348,400

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized, 0 shares outstanding	0	0
Common stock, 100,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(450,463)	(436,478)
Total shareholders' deficit	(362,063)	(348,078)

Total liabilities and shareholders' equity	$322	$322

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Operations

For the three months ended March 31, 2014 and 2013

	2014	2013

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Bank charges	0	0
Professional fees	7,681	8,714
Travel expenses	0	0
Total expenses	7,681	8,714
Net loss from operations	(7,681)	(8,714)

Other income/expense
Interest Income	0	0
Interest Expense	(6,304)	(5,724)

Net income (loss)	$(13,985)	$(14,438)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(13,985)	$(14,438)
Adjustment to reconcile net to net cash
provided by operating activities
Abandonment of assets	0	0
Depreciation	0	0
Increase in accrued interest	6,304	5,724
(Increase) in prepaid expenses
Increase (decrease) in payables	(675)	1,034
Rounding Error	0	1
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(8,356)	(7,679)
INVESTING ACTIVITIES
Shoreline Marketing	0	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Fees to related parties	0	0
Related party notes	8,356	7,679
NET CASH REALIZED
FROM FINANCING ACTIVITIES	8,356	7,679
INCREASE IN CASH
AND CASH EQUIVALENTS	0	0
Cash and cash equivalents
at the beginning of the period	322	322
CASH AND CASH EQUIVALENTS
AT YEAR END	$322	$322

The accompanying notes are an integral part of these financial statements

Cinjet, Inc

Footnotes to the Condensed Financial Statements

March 31, 2014 and 2013

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2014, the results of operations and cash flows for the three months ended March 31, 2014 and 2013.  The balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2014 and 2013.

The Company repaid $0 and $0 in liabilities and $0 and $0 in accrued interest to shareholders of the Company as of March 31, 2014 and 2013. As of March 31, 2014 and 2013, the Company received $8,356 and $7,679 in advances from shareholders bearing 10% interest, respectively. As of March 31, 2014 and 2013, the Company recorded interest expense of $679 and $175, respectively.

4.

Convertible Debentures

During 2009 the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.

As of December 31, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt. As of March 31, 2014 and 2013, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future. There have been no requests for conversion as of March 31, 2014.

As of March 31, 2014 and 2013, the Company has recorded interest expense on the convertible debentures of $5,625 and $5,625 respectively.

5.

Common Stock

The Company issued no shares of stock during the quarters ended March 31, 2014 and 2013. As of March 31, 2014 and 2013, of 100,000,000 shares authorized, the Company has issued and outstanding 10,770,000 shares as of March 31, 2014 and 2013.

6.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $450,463.   These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

7.

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Deferred tax assets
Net operating loss carryforward	$180,185	$174,591
Less valuation allowance	(180,185)	(174,591)
Total net deferred tax assets	$0	$0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2014 and 2013, respectively, is as follows:

	2014	2013
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Total tax rate	40.0%	40.0%
Less valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

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

Results of Operations – Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

We have experienced losses since inception.  We did not generate any revenues from operations during the three month period ended March 31, 2014 or 2013. Expenses during the three month period ended March 31, 2014 were $7,681 with other expense of $6,304 for a net loss of $13,985 for the three months ended March 31, 2014.  Expenses during the three month period ended March 31, 2013 were $8,714 with other expense of $5,724 for a net loss of $14,438 for the three months ended March 31, 2013.

Liquidity and Capital Resources

We have $322 cash on hand.  Our liabilities were $362,385 which included $2,775 in accounts payable, $100,581 in accrued interest, $2,400 in state corporate tax payable, $31,629 in a note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2014 and 2013.

The Company repaid $-0- and $-0- in liabilities and $-0- and $-0- in accrued interest to various shareholders of the Company as of March 31, 2014 and 2013.    As of March 31, 2014 and 2013, the Company received $8,356 and $7,679 in advances from shareholders, bearing 10% interest, respectively.  As of March 31, 2014 and 2013, the Company recorded interest expense on advances of $679 and $175, respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of March 31, 2014 and 2013, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively.  Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future there have been no requests for conversion as of March 31, 2014.  As of March 31, 2014 and 2013, the Company has recorded interest expense on the convertible debentures of $5,625 and $5,625 respectively.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2014.

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

CINJET, INC.

Date: April 11, 2014

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer