Form 10-Q
period 2014-06-30
CINJET INC
filed 2014-08-06
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 17, 2014:   10,777,000

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2014 for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc

Condensed Balance Sheet

For the six months ended June 30, 2014 and the year ended December 31, 2013

	unaudited	audited
ASSETS	June 30, 2014	December 31, 2013

Current assets
Cash and cash equivalents	$322	$322
Prepaid expenses
Total current assets	322	322

Total assets	$322	$322

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	2,950	3,450
Accrued interest	107,019	94,277
State corporate tax payable	2,400	2,400
Total current liabilities	112,369	100,127

Fees to related parties	0	0
Convertible debentures	225,000	225,000
Notes payable related parties	33,338	23,273
Total liabilities	370,707	348,400

Shareholders' deficit
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	0	0
Common stock, 100,000,000 shares authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(458,785)	(436,478)
Total shareholders' deficit	(370,385)	(348,078)

Total liabilities and shareholders' equity	$322	$322

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc

Condensed Statement of Operations

For the six months ended June 30, 2014 and 2013

	2014	2013

Revenue	$0	$0

Cost of Goods Sold	0	0

Gross Profit	0	0

Expenses
Professional fees	12,741	7,681
Travel expenses	0
Total expenses	12,741	7,681
Net loss from operations	(12,741)	(7,681)

Other income/expense
Interest Income	0	0
Interest Expense	(9,565)	(6,304)

Net income (loss)	$(22,306)	$(13,985)

Loss per common share	$($0.01)	$($0.01)

Weighted average of shares outstanding	10,777,000	10,777,000

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc

Condensed Statement of Cash Flows

For the six months ended June 30, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,306)	$(13,985)
Adjustment to reconcile net to net cash provided by operating activities
Abandonment of assets	0	0
Depreciation	0	0
Increase in accrued interest	12,741	6,304
(Increase) in prepaid expenses	0	0
Increase in Payables	(500)	(675)
Rounding Error	1	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	(10,064)	(8,356)
INVESTING ACTIVITIES
Shoreline Marketing	0	0
NET CASH USED IN INVESTING ACTIVITIES	(10,064)	(8,356)
FINANCING ACTIVITIES
Fees to related parties	0	0
Related party notes	10,064	8,356
NET CASH REALIZED FROM FINANCING ACTIVITIES	10,064	8,356
INCREASE IN CASH AND CASH EQUIVALENTS	0	0
Cash and cash equivalents at the beginning of the period	322	322
CASH AND CASH EQUIVALENTS AT YEAR END	$322	$322

The accompanying notes are an integral part of these financial statements.

Cinjet, Inc

Footnotes to the Condensed Financial Statements

June 30, 2014 and 2013

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2014, the results of operations and cash flows for the six months ended June 30, 2014 and 2013. The balance sheet as of December 31, 2013 is derived from the Company’s audited financial statements.

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

The results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2014.

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

3.

Related party transaction and Shareholder loan

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2014 and 2013.

The Company repaid $0 and $0 in liabilities and accrued interest to various related parties and shareholders of the Company as of June 30, 2014 and 2013. As of June 30, 2014 and 2013, the company received $10,064 and $9,003 in advances from shareholders respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $458,785. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Convertible debentures

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of June 30, 2014 and 2013, the company had outstanding $225,000 in convertible debentures. As of June 30, 2013, there have been no requests for conversion.

6.

Three month data – Second Quarter 2014 and 2013

	2013	2012

Revenue	$0	$0
Cost of Sales	0	0
Gross Profit	0	0
Expenses	(1,884)	(1,725)
Operating Loss	(1,884)	(1,725)
Other Revenue and Expense	(6,438)	(5,889)
Three Month Loss	$(8,322)	$(7,614)

7.

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of June 30, 2014 and December 31, 2013 are as follows:

Deferred tax assets	2014	2013
Net operating loss carryforward	$183,514	$174,591
Less valuation allowance	(183,514)	(174,591)
Total net deferred tax assets	$0	$0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2013 and 2012, respectively, is as follows:

	2013	2012
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Total tax rate	40.0%	40.0%
Less valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

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

Results of Operations – Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

We have experienced losses since inception. We did not generate any revenues from operations during the three month period ended June 30, 2014 or 2013. Expenses during the three month period ended June 30, 2014 were $1,884 with interest expense of $6,438 for a net loss of $8,322 for the three months ended June 30, 2014. Expenses during the three month period ended June 30, 2013 were $1,725 with interest expense of $5,889 for a net loss of $7,614 for the three months ended June 30, 2013.

Results of Operations – Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

We have experienced losses since inception. We did not generate any revenues from operations during the six month period ended June 30, 2014 or 2013. Expenses during the six month period ended June 30, 2014 were $12,741 with interest expense of $9,565 for a net loss of $22,306 for the six months ended June 30, 2014. Expenses during the six month period ended June 30, 2013 were $7,681 with interest expense of $6,304 for a net loss of $13,985 for the six months ended June 30, 2013.

Liquidity and Capital Resources

We have $322 cash on hand. Our liabilities were $370,707 which included $2,950 in accounts payable, $107,019 in accrued interest, $2,400 in state corporate tax payable, $33,338 in a note payable to related parties and $225,000 in a convertible debenture.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2014 and 2013.

The Company repaid $-0- and $-0- in liabilities and $-0- and $-0- in accrued interest to various shareholders of the Company as of June 30, 2014 and 2013. As of June 30, 2014 and 2013, the Company received $10,064 and $9,003 in advances from shareholders, bearing 10% interest, respectively. As of June 30, 2014 and 2013, the Company recorded interest expense on advances of $1,491 and $442, respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of June 30, 2014 and 2013, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future there have been no requests for conversion as of June 30, 2014. As of June 30, 2014 and 2013, the Company has recorded interest expense on the convertible debentures of $11,250 and $11,171 respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2014.

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

CINJET, INC.

Date: August 5, 2014	By: /s/ Diane Button
Diane Button, President and Chief Financial Officer