Form 10-K
period 2014-12-31
CINJET INC
filed 2015-02-19
CIK 1398137

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CINJ.” There was not an active market and no trading volume during fiscal 2013 and there has been no trading volume in 2014, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 3, 2014 is deemed to be $-0-.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 3, 2015
Common Stock, $.0001 par value	10,777,000

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

2013	High	Low

January 2 Thru March 28.01		.005

April 1 Thru June 28	2.50	0.17

July 1 Thru September 30	2.00	2.00

October 1 Thru December 31	2.00	2.00

2014

January 2 Thru March 31	0.2302	0.2302

April 1 Thru June 30	0.25	0.2302

July 1 Thru September 30	0.25	0.25

October 1 Thru December 31	0.2302	0.2302

The above quotations represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Holders

As of February 3, 2015, there were approximately 42 shareholders of record holding 10,777,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Results of Operations

Years Ended December 31, 2014 and December 31, 2013

We have experienced losses since inception. We did not generate any revenue for the years ended December 31, 2014 or 2013. Expenses during the year ended December 31, 2014 were $16,344 consisting entirely of professional fees compared to expenses of $23,094 for the year ended 2013. At year end December 31, 2014 we had $26,060 in interest expense for a net loss of $42,404 compared to interest expense of $23,728 at December 31, 2014 and a net loss of $46,822 at December 31, 2014.

Years Ended December 31, 2013 and December 31, 2012

We have experienced losses since inception. We did not generate any revenue for the year ended December 31, 2013 or 2012. Expenses during the year ended December 31, 2013 were $23,094 consisting entirely of professional fees compared to expenses of $18,730 and bank charges of $100 for the year ended 2012. At year end December 31, 2013 we had $23,728 in interest expenses for a net loss of $46,822 compared to a net loss of $41,330 in 2012.

Liquidity and Capital Resources

At December 31, 2014, we had $322 in available cash on hand for total assets of $322. We anticipate our expenses for the next twelve months will be approximately $25,000.

Our liabilities are $510 in accounts payable, $120,337 in accrued interest, $2,400 in state corporate tax payable, $225,000 in convertible debentures and $42,558 in notes payable to stockholder for total liabilities of $390,805.

During the year the Company borrowed monies from this majority shareholder and other related parties for working capital purposes. As of December 31, 2014 and 2013, the Company owed $42,558 and $23,273 respectively to a major shareholder. The Company did not repay any monies to the major shareholder during 2014 and 2013.

As of December 31, 2014 and 2013, the Company had accrued interest payable to a major stockholder of $3,560 and $1,228, respectively.

The company accrued no management fees during 2014 or 2013.

During 2009 the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.

As of December 31, 2014 and 2013, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively. Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future. There have been no requests for conversion as of December 31, 2014.

As of December 31, 2014 and 2013, the Company accrued interest on the convertible debentures of $22,500 and $22,500 respectively.

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

On February 9, 2015, the Company filed a Form 8-K, Current Report with the Securities and Exchange Commission regarding our dismissal of R.R. Hawkins & Associates International, PC as the Company’s independent registered public accounting firm. Hawkins has been the Company’s independent registered public accounting firm since February 28, 2007. The 8-K also reported the appointment of Bongiovanni & Associates, P.A. as the Company’s independent public accountant.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2014 has been disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Diane Button	64	President, Secretary, Treasurer and Director	December 1, 2010

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

Diane S. Button. For the past five years, Ms. Button has been an Independent Agent under contract with AFLAC, (American Family Life Assurance of Columbus). Currently, as an independent contractor, Ms. Button is a customer service specialist for major businesses and also a sales representative for AFLAC with a product line of supplemental insurance products. Ms. Button was also the sole director and officer of Cactus Ventures, Inc., a shell company listed on the OTCBB under the symbol “CTVN.”

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2014, 2013 and 2012. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
position	Year	($)	($)	($)(4)	($)(4)	($)	($)	($)	($)

Diane Button	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sole Officer	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 3, 2015, the number and percentage of the 10,777,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Cinjet, Inc. annual financial statement and review of financial statements included in Cinjet’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $11,000 for fiscal year ended 2014 and $12,500 for fiscal year ended 2013.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cinjet’s financial statements that are not reported above were $0 for fiscal year ended 2014 and $0 for fiscal year ended 2013.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $1,500 for fiscal year ended 2014 and $-0- for fiscal year ended 2013.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2014 and $0 for fiscal year ended 2013.

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

Date: February 10, 2015

/s/ Diane Button

Diane Button

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2015

/s/ Diane Button

Diane Button

Director

Board of Directors

Cinjet Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Cinjet, Inc. as of December 31, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinjet, Inc. as of December 31, 2013, and the results of its operations, and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ R.R. Hawkins & Associates International, a PC

Los Angeles, CA

February 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cinjet, Inc.

We have audited the accompanying balance sheet of Cinjet, Inc. (“The Company”) as of December 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2014. Cinjet, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinjet Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

February 6, 2015

Cinjet, Inc.

Balance Sheets

For the years ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS

Current assets
Cash and cash equivalents	$322	$322
Total current assets	322	322

Total assets	$322	$322

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable	$510	$3,450
Accrued interest	120,337	94,277
Notes payable - shareholder	42,558	23,273
State corporate tax payable	2,400	2,400
Convertible debentures	225,000	225,000
Total liabilities	390,805	348,400

Shareholders' deficit:
Preferred stock, 5,000,000 shares authorized, 0 shares outstanding	0	0
Common stock, 100,000,000 shares authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Deficit accumulated during development stage	(478,883)	(436,478)
Total shareholders' deficit	(390,483)	(348,078)

Total liabilities and shareholders' deficit	$322	$322

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statements of Operations

For the years ended December 31, 2014 and 2013

		2014		2013

Revenue		$0		$0

Cost of Goods Sold		0		0

Gross Profit		0		0

Expenses
Professional fees		16,344		23,094
Total expenses		16,344		23,094
Net (loss) from operations		(16,344)		(23,094)

Other income/(loss)
Interest (Expense)		(26,060)		(23,728)
		(26,060)		(23,728)

Net income (loss)		$(42,404)		$(46,822)

Net loss per common share	$	**	$	**
Weighted average of shares outstanding		10,777,000		10,777,000

** Less than $.01

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statement of Shareholders' Equity

For the years ended December 31, 2014 and 2013

	Common stock		Paid In	Stockholders'
	Shares	Amount	Capital	Deficit	Total

December 31, 2012	10,777,000	$1,078	$87,322	$(389,656)	$(301,256)

January 1, 2013	10,777,000	$1,078	$87,322	$(389,656)	$(301,256)
Net loss for the period				(46,822)	(46,822)
December 31, 2013	10,777,000	$1,078	$87,322	$(436,478)	$(348,078)

January 1, 2014	10,777,000	$1,078	$87,322	$(436,478)	$(348,078)
Net loss for the period				(42,404)	(42,404)
December 31, 2014	10,777,000	$1,078	$87,322	$(478,882)	$(390,483)

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Statements of Cash Flows

For the years ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(42,404)	$(46,822)
Adjustment to reconcile net to net cash used in operating activities
Increase in accrued interest	26,060	23,728
(Decrease) in Payables	(2,940)	2,775
NET CASH USED IN OPERATING ACTIVITIES	(19,284)	(20,319)
FINANCING ACTIVITIES
Convertible debentures
Related party notes	19,284	20,319
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,284	20,319
INCREASE IN CASH AND CASH EQUIVALENTS	0	0
Cash and cash equivalents at the beginning of the year	322	322
CASH AND CASH EQUIVALENTS AT YEAR END	$322	$322

The accompanying notes are an integral part of these financial statements

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2014 and 2013

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents – For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Income Tax – The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Income (Loss) Per Share – The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128. "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Fair Value of Financial Instruments – Accounting Standard Codification ASC 825 "Financial Instruments" codified Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate are carrying values of such amounts.

Stock-based compensation – ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2014 and 2013

Issuance of shares for service – The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Recognition of Revenues – The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

Recent Pronouncements – In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 since the quarter ended July 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2. UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a shareholders’ deficit of $390,483. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management funding operating costs, prior to the location of a buyer. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3. INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2014, are as follows:

Deferred tax assets:	2014	2013
Net operating loss carryforward	$191,553	$174,591
Less valuation allowance	(191,553)	(174,591)
Total net deferred tax assets	$0	$0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2009 and 2008, respectively, is as follows:

	2014	2013
Tax at U.S. Statutory Rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0%	5.0%
Change in valuation allowance	(40.0)	(40.0)
	0.0%	0.0%

Cinjet, Inc.

Footnotes to Financial Statements

December 31, 2014 and 2013

NOTE 4. NOTES PAYABLE AND RELATED PARTIES

During the years the Company borrowed monies from the major shareholder and other related parties for working capital purposes. As of December 31, 2014 and 2013, the Company owed $42,558 and $23,273 respectively to a major shareholder. During 2014 and 2013, the Company did not repay any monies to a major shareholder.

As of December 31, 2014 and 2013, the Company had accrued interest payable to this majority stockholder of $3,560 and $1,228,

The Company accrued no management fees in either 2014 or 2013.

NOTE 5. CONVERTIBLE DEBENTURES

During 2009, the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at a fixed price of $.25/share.

As of December 31, 2014 and 2013, the Company had outstanding $225,000 in convertible debentures. Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future. There have been no requests for conversion as of December 31, 2014.

As of December 31, 2014 and 2013, the Company accrued interest on the convertible debentures of $22,500 and $22,500 respectively.

NOTE 6. COMMON STOCK

There were no stock issuances for the years ending December 31, 2014 and 2013.

NOTE 7. SUBSEQUENT EVENTS

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.