Form 10-Q
period 2015-03-31
CINJET INC
filed 2015-05-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

Or

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

Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No

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

Yes  X   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2015:   10,777,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2015 for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

Cinjet, Inc.

Condensed Balance Sheet

	unaudited	audited
ASSETS	March 31, 2015	December 31, 2014

Current assets
Cash and cash equivalents	$322	$322
Total current assets	322	322

Total assets	$322	$322

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	2,110	510
Accrued interest	127,096	120,337
Notes payable - stockholder	49,326	42,558
State corporate tax payable	2,400	2,400
Convertible debentures	225,000	225,000
Total liabilities	405,932	390,805

Stockholders’ deficit
Preferred stock, 5,000,000 shares
authorized, no shares outstanding	-	-
Common stock, 100,000,000 shares
authorized, 10,777,000 outstanding	1,078	1,078
Paid in capital	87,322	87,322
Retained deficit	(494,010)	(478,883)
Total stockholders’ deficit	(405,610)	(390,483)

Total liabilities and stockholders’ deficit	$322	$322

See accompanying notes to these financial statements.

Cinjet, Inc

Condensed Statement of Operations

For the three months ended March 31, 2015 and 2014

	2015	2014

Revenue	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Expenses
Professional fees	8,368	7,681
Total expenses	8,368	7,681
Net loss from operations	(8,368)	(7,681)

Other income/expense
Interest Expense	(6,759)	(6,304)

Net income (loss)	$(15,127)	$(13,985)

Loss per common share	$($0.01)	$($0.01)
Weighted average of common
shares outstanding	10,777,000	10,777,000

See accompanying notes to these financial statements.

Cinjet, Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2015 and 2014

	2015	2014
CASH FLOWS USED IN
OPERATING ACTIVITIES
Net loss	$(15,127)	$(13,985)
Adjustment to reconcile net loss to net
Cash used in operating activities
Increase in accrued interest	6,759	6,304
Increase (decrease) in payables	1,600	(675)
NET CASH USED IN
OPERATING ACTIVITIES	(6,768)	(8,356)

FINANCING ACTIVITIES
Related party notes	6,768	8,356
NET CASH REALIZED
FROM FINANCING ACTIVITIES	6,768	8,356

INCREASE IN CASH	-	-

Cash at beginning of period	322	322

Cash, end of the period	$322	$322

See accompanying notes to these financial statements.

Cinjet Inc

Footnotes to the Condensed Financial Statements

March 31, 2015 and 2014

Note 1.  Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cinjet, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2015, the results of operations and cash flows for the three months ended March 31, 2015 and 2014.  The balance sheet as of December 31, 2014 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015.

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

Loss per share

The Company follows FASB ASC 260 wen reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Since the Company does not have any common stock equivalents, the amounts reported for basic and dilutive loss per share were the same.

Comprehensive Income

The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company does not have any items of other comprehensive income (loss), comprehensive loss is equal to net loss.

Income Tax

The Company accounts for income taxes under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes." under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Cinjet Inc

Footnotes to the Condensed Financial Statements

March 31, 2015 and 2014

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

As of March 31, 2015, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31 2015, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Note 2.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2015 and 2014.

The Company repaid $0 in liabilities and accrued interest to shareholders of the Company as of March 31, 2015 and 2014. As of March 31, 2015 and 2014, the Company received $6,768 and $8,356 in advances from shareholders bearing 10% interest, respectively. As of March 31, 2015 and 2014, the Company recorded interest expense from shareholders of $1,134 and $679, respectively.

Note 3.

Convertible Debentures

During 2009 the Company issued convertible debentures totaling $310,000, bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share.

As of December 31, 2010, the company assigned $85,000 in expired convertible debentures plus $5,297 in related interest to an unrelated party to directly reduce debt. As of March 31, 2015 and 2014, the Company had outstanding $225,000 in convertible debentures. Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future. There have been no requests for conversion as of March 31, 2015.

As of March 31, 2015 and 2014, the Company has recorded interest expense on the convertible debentures of $5,625 and $5,625, respectively.

Note 4.  Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has no revenues, net accumulated losses since inception, and a retained deficit of $494,010. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Cinjet Inc

Footnotes to the Condensed Financial Statements

March 31, 2015 and 2014

Note 5.

Income Taxes

Income tax expense was $-0- for the three months ended March 31, 2015 and 2014.

As of January 1, 2015, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2015 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2015 and 2014, and there was no accrual for uncertain tax positions as of March 31, 2015. Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31 2015 and 2014, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Note 6.

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

Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

We have experienced losses since inception.  We did not generate any revenues from operations during the three month period ended March 31, 2015 or 2014. Expenses during the three month period ended March 31, 2015 were $8,368 with other expense of $6,759 for a net loss of $15,127 for the three months ended March 31, 2015.  Expenses during the three month period ended March 31, 2014 were $7,681 with other expense of $6,304 for a net loss of $13,985 for the three months ended March 31, 2014.

Liquidity and Capital Resources

We have $322 cash on hand.  Our liabilities were $405,932 which included $2,110 in accounts payable, $127,096 in accrued interest, $2,400 in state corporate tax payable, $49,326 in a note payable to related parties and $225,000 in convertible debentures.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2015 and 2014.

The Company repaid $-0- and $-0- in liabilities and $-0- and $-0- in accrued interest to various shareholders of the Company as of March 31, 2015 and 2014. As of March 31, 2015 and 2014, the Company received $6,768 and $8,356 in advances from shareholders, bearing 10% interest, respectively.  As of March 31, 2015 and 2014, the Company recorded interest expense on advances of $1,134 and $679, respectively.

During the year ending December 31, 2009, the Company issued convertible debentures bearing 10% interest accrued annually, convertible at the discretion of the note holder at $.25/share. As of March 31, 2015 and 2014, the Company had outstanding $225,000 and $225,000 in convertible debentures respectively.  Because the Company has no source of revenue, it is unlikely that there will be payments made towards these debentures in the near future there have been no requests for conversion as of March 31, 2015.  As of March 31, 2015 and 2014, the Company has recorded interest expense on the convertible debentures of $5,625 and $5,625 respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15€ and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter, which is the subject of this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CINJET, INC.

Date: 05/14/2015

By: /s/ Diane Button

Diane Button, President and Chief Financial Officer