Form 10-Q
period 2015-06-30
CINJET INC
filed 2015-08-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

CINJET, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16926 S. Keegan Ave.

Carson, CA 90746

(Address of principal executive offices, Zip Code)

(888) 998-8881

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of August 14, 2015 was 4,925,333. The registrant had no outstanding preferred stock as of that date.

FORM 10-Q

CINJET, INC. AND SUBSIDIARIES

JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Cinjet, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$591,755	$408,996
Accounts receivable, net of allowance of $13,688 at June 30, 2015 and December 31, 2014	483,128	490,362
Inventories	2,328,778	1,751,361
Inventories under warranty claims	466,390	303,635
Advances to suppliers	160,665	31,492
Prepaid expenses and other current assets	24,110	17,153
Income taxes receivable	99,816	99,816
TOTAL CURRENT ASSETS	4,154,642	3,102,815

Property and equipment, net	203,849	130,715
Other assets	30,822	30,422
TOTAL ASSETS	$4,389,313	$3,263,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$322,155	$228,399
Due to related party	758,795	198,195
Customer deposits	11,700	11,970
Amounts due to officers-shareholders	319,402	336,011
Income taxes payable	231,059	285,184
Capital lease obligations, current portion	12,371	14,871
Line of credit	600,000	600,000
TOTAL CURRENT LIABILITIES	2,255,482	1,674,630

Capital lease obligations, long-term	29,933	35,238
TOTAL LIABILITIES	2,285,415	1,709,868

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,925,333 and 4,095,828 shares issued and outstanding, respectively	493	410
Additional paid-in capital	2,688,854	1,882,615
Accumulated deficit	(585,449)	(328,941)
TOTAL SHAREHOLDERS’ EQUITY	2,103,898	1,554,084

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,389,313	$3,263,952

The accompanying notes are an integral part of these consolidated financial statements.

Cinjet, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Sales	$1,843,643	$1,379,004	$3,935,127	$3,093,779

Cost of goods sold	1,109,473	1,047,129	2,455,924	2,220,909

Gross profit	734,170	331,875	1,479,203	872,870

Costs and expenses
Research and development	48,384	29,650	95,225	59,788
Selling, general and administrative expenses	674,148	383,212	1,345,814	671,758
Total operating expenses	722,532	412,862	1,441,039	731,546

Income (loss) from operations	11,638	(80,987)	38,164	141,324

Other income (expense)
Interest expense	(12,386)	(11,937)	(24,401)	(23,305)
Interest income	92	249	163	481
Reverse merger costs	(248,980)	-	(248,980)	-
	(261,274)	(11,688)	(273,218)	(22,824)

Income (loss) before income taxes	(249,636)	(92,675)	(235,054)	118,500

Provision for income taxes	9,464	7,775	21,454	37,635

NET INCOME (LOSS)	$(259,100)	$(100,450)	$(256,508)	$80,865

BASIC AND DILUTED INCOME (LOSS) PER SHARE	(0.06)	(0.03)	(0.06)	0.02

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	4,395,315	3,494,886	4,323,694	3,414,556

The accompanying notes are an integral part of these consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2014	4,095,828	$410	$1,882,615	$(328,941)	$1,554,084

Net proceeds from the sale of common stock	268,672	27	805,973	-	806,000

Issuance of common stock upon reverse merger	560,833	56	266	-	322

Net loss for the six months ended June 30, 2015	-	-	-	(256,508)	(256,508)

Balance, June 30, 2015 (unaudited)	4,925,333	$493	$2,688,854	$(585,449)	$2,103,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cinjet, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(256,508)	$80,865

Adjustments to reconcile net income (loss) to net cash used in operating activities

Depreciation	19,706	3,569
Interest expense on notes payable to officers	7,919	8,757

Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	7,234	(170,988)
Inventories	(577,417)	(489,283)
Inventories under warranty claims	(162,755)	-
Advances to suppliers	(129,173)	289,067
Prepaid expenses and other current assets	(6,957)	(11,606)
Other assets	(400)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	93,756	132,263
Due to related party	560,600	-
Customer deposits	(270)	(167,352)
Income taxes payable	(54,125)	37,635
Net cash used in operating activities	(498,390)	(287,073)

Cash Flows from Investing Activities
Advance under loan receivable	-	(125,000)
Cash acquired upon reverse merger	322	-
Purchase of property and equipment	(92,839)	(8,870)
Net cash used in investing activities	(92,517)	(133,870)

Cash Flows from Financing Activities
Net proceeds from sale of common stock	806,000	400,000
Payments on capital lease obligations	(7,805)	(2,177)
Proceeds from amounts due to officers	-	100,000
Payments on amounts due to officers	(24,529)	(300)
Net cash provided by financing activities	773,666	497,523

Net increase in cash	182,759	76,580

Cash beginning of period	408,996	125,660
Cash end of period	$591,755	$202,240

Interest paid	$14,408	$19,348
Taxes paid	$142,479	$-

Non-cash transactions
Purchase of property through capital lease obligations	$-	$28,847

The accompanying notes are an integral part of these consolidated financial statements.

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cinjet, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 8-K filed on June 26, 2015.

History and Organization

Cinjet, Inc. (“Cinjet” or “Parent” or the “Company”) was incorporated under the laws of the State of Nevada on March 2, 2007. On June 23, 2015, Cinjet entered into an Agreement of Merger and Plan of Reorganization (the “Agreement”) with Solis Tek Inc., a California corporation (“Solis Tek”), and CJA Acquisition Corp., a California corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. The Merger Agreement was approved by the Company’s Board of Directors and the sole Director of Parent, effective June 23 2015. The Merger closed on June 23, 2015.

At the effective time of the Merger, each share of Solis Tek common stock issued and outstanding was converted automatically into the right to receive .166 shares of the common stock of Cinjet, with an aggregate of 4,364,500 shares of Cinjet common stock issued to the shareholders of Solis Tek.

Upon the closing of the Merger, Solis Tek paid a total of $22,500 to four shareholders of Cinjet for the cancellation of a total of 10,216,167 shares of Cinjet common stock. Also at the closing of the Merger, Solis Tek paid $198,100 to Cinjet for Cinjet to settle and pay all of the current liabilities of Cinjet, totaling $405,932 as of the closing date. Former Cinjet shareholders retained 560,833 of the Company’s shares.

Upon completion of the Merger, the former stockholders of Solis Tek owned approximately 89% of the outstanding shares of Cinjet’s common stock and the holders of the outstanding shares of Cinjet common stock prior to the Merger owned the balance. As the owners and management of Solis Tek have voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the Solis Tek deemed the acquiring companies for accounting purposes, and Cinjet deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of Solis Tek prior to the Merger, and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction and the cash paid by the Company of $248,980 (including $28,380 of transaction costs) has been reflected as a cost of the transaction.

Overview of Business

The Company is an importer, distributer and marketer of digital lighting equipment for the hydroponics industry. Using certain of its proprietary technologies, the Company provides innovative aptitudes with its ballast, reflector and lamp products. The Company’s customers include retail stores, distributors and commercial growers in the United States and abroad.

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Income (Loss) per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.

The Company’s diluted loss per share is the same as the basic loss per share for the three and six months ended June 30, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Revenue Recognition

The Company recognizes revenue upon shipment of the Company’s products to its customers, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Title to the Company’s products primarily is transferred to the customer once the product is shipped from the Company’s warehouses. In certain cases, the products are shipped directly from the Company’s vendors directly to the Company’s customer, in which case title is transferred once the product is received by the customer. Products are not shipped until there is a written agreement with the customer with a specified payment arrangement. Any discounts that are offered are done as a reduction of the invoiced amount at the time of billing.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. Customer deposits were $11,700 and $11,970 at June 30, 2015 and December 31, 2014, respectively.

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. The Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of June 30, 2015 and December 31, 2014, the Company recorded a reserve for returned product in the amount of $130,410, which reduced the accounts receivable balances as of those periods.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $120 and $9,737 for the three months ended June 30, 2015 and 2014, respectively, and $720 and $15,917 for the six months ended June 30, 2015 and 2014, respectively.

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts and inventory valuations, among others. Actual results could differ from these estimates.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, credit quality, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible. There were no bad debt expenses for the three and six months ended June 30, 2015 and 2014. The allowance for doubtful accounts was $13,688 as of June 30, 2015 and December 31, 2014.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of June 30, 2015 and December 31, 2014.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. There were no write down of inventories for the three and six months ended June 30, 2015 and 2014.

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity, see Note 5) offers a three year warranty on its products. Through June 30, 2015, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer due to Chinese customs reasons. As such, beginning in mid-2015, the manufacturer is traveling to the Company’s facility to repair, or replace, the defective products. As the manufacturer will repair or replace all of its defective products, and management feels the Company will be able to sell all of the repaired product above its cost, the Company has not recorded a reserve on any of those products. The Company has recorded a reserve on the other manufacturer’s products. During the three months ended June 30, 2015, the Company recorded a charge of $12,714 relating to the write down of these inventories to net realizable value. During the six months ended June 30, 2015, the Company recorded a charge of $35,203 relating to the write down of these inventories to net realizable value. There were no write down of these inventories for the three and six months ended June 30, 2014.

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Machinery and equipment	5 years
Computer equipment	3 years
Furniture and fixtures	7 years

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the related accounts and the resulting gain or loss is reflected in the statements of operations.

Research and Development

Research and development costs are expensed in the period incurred. The costs primarily consist of third party contractor fees.

Shipping and handling costs

The Company’s shipping and handling costs relating to inbound freight are reported as cost of goods sold in the consolidated Statements of Operations, while shipping and handling costs relating to outbound freight are reported as selling, general and administrative expenses in the consolidated Statements of Operations. The Company classifies amounts billed to customers for shipping fees as revenues.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2015 and December 31, 2014.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration Risks

The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities, and other factors could negatively impact the Company’s operating results. State and federal government laws could have a material adverse impact on the Company’s future revenues and results of operations

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases its key products and components from single vendors. During the three and six months ended June 30, 2015 and 2014, its ballasts, lamps and reflectors, which comprised the vast majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a related party (see Note 5).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There were no customers that accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, there was one customer with sales greater than 10% of total revenues, comprising 15% of total revenues for both periods. Shipments to customers outside the United States comprised 1%, 17%, 2% and 16% of the Company’s revenue for the three months ended June 30, 2015 and 2014, and for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, three customers accounted for 53% and 37% of the Company’s trade accounts receivable balance, respectively. Customers outside the United States represented 4% and 15% of the Company’s trade accounts receivable balance as of June 30, 2015 and December 31, 2014, respectively.

Fair Value measurements

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, which applies to entities that have substantial doubt about their ability to continue as a going concern. This update requires management to assess the probability about the entity’s ability to remain as a going concern for a period of one year from the date the financial statements are ready to be issued. Depending on management’s conclusions about the entity’s ability to remain as a going concern, the entity must make certain disclosures in its financial statements. This ASU is effective for annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Management is currently assessing the impact the adoption of ASU 2014-16 and has not determined the effect of the standard on our ongoing financial reporting.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items for financial statement presentation purposes. This ASU is effective for fiscal years beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 3 – LOAN RECEIVABLE

In October 2014, the Company entered into a Loan and Convertible Promissory Note agreement with a company that manufactures fertilizer (the “Borrower”). In 2014, under the agreement, the Company loaned the Borrower an aggregate total of $250,000. The loan accrues interest at 12% per annum with interest payments due quarterly and is unsecured. The principal amount and all unpaid interest is due on the earlier of October 2015 or the consummation of other events, which could require the principal balance to be paid earlier than October 2015. As part of the agreement, the Company also received an 8.3% ownership position in the Borrower.

As of June 30, 2015 and December 31, 2014, the Borrower was unable to complete its required quarterly interest payments and notified the Company that it did not anticipate being able to make its required quarterly payments until after June 2015. As such, the Company recorded an impairment of the entire loan balance and all unpaid interest as of December 31, 2014. The Company has not ascribed any value to its ownership percentage in the Borrower.

NOTE 4 - PROPERTY PLANT AND EQUIPMENT

Property and equipment consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(unaudited)
Machinery and equipment	$182,233	$101,632
Computer equipment	12,448	6,550
Furniture and fixtures	50,275	43,934
	244,956	152,116
Less: accumulated depreciation	(41,107)	(21,401)
Property and equipment, net	$203,849	$130,715

Depreciation expense for the three months ended June 30, 2015 and 2014 was $11,881 and $2,009, respectively, and for the six months ended June 30, 2015 and 2014 was $19,706 and $3,569, respectively.

Property and equipment include assets acquired under capital leases of $64,632 at June 30, 2015 and December 31, 2014, respectively. Related depreciation included in accumulated depreciation was $17,251 and $10,687 at June 30, 2015 and at December 31, 2014, respectively.

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 5 - RELATED PARTY TRANSACTIONS

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which as of 2014, is the sole supplier of ballasts to the Company. Purchases from the related party for the three months ended June 30, 2015 and 2014 totaled approximately $1,646,058 and $1,066,550, respectively, and for the six months ended June 30, 2015 and 2014 totaled approximately $2,736,871 and $2,344,660, respectively. The Company believes the purchase prices from the related party approximate what the Company would have to pay from an independent third party vendor. At June 30, 2015 and December 31, 2014, the Company owed the related party $758,795 and $198,195, respectively. In addition, the supplier also warranted ballasts and has a commitment to repair or replace inventory of $466,390 at June 30, 2015 and $303,635 at December 31, 2014.

Amounts Due to Officers/Shareholders

On July 1, 2012, the Company entered into notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 and $210,000 at June 30, 2015 and December 31, 2014, respectively. There was no interest paid to the officers/shareholders relating to the notes for the three and six months ended June 30, 2015 and 2014, respectively. Interest expense on the notes for the three months ended June 30, 2015 and 2014 was $3,889 and $4,588, respectively, and for the six months ended June 30, 2015 and 2014 was $7,920 and $8,757, respectively.

As of June 30, 2015 and December 31, 2014, the Company also owed the same two officers/shareholders as noted above an additional $124,402 and $126,011, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 and $12,826 as of June 30, 2015 and December 31, 2014, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable described above, which totaled to $21,105 and $13,185 at June 30, 2015 and December 31, 2014, respectively. Also included is $100,000 of unpaid compensation, which was owed to the officers/shareholders at June 30, 2015 and December 31, 2014.

NOTE 6 – LINE OF CREDIT

The Company has a revolving line of credit with a bank in which it can borrow up to $600,000. The line of credit expired April 1, 2014, but has been extended until November 1, 2015. Borrowings under the line of credit bear interest at 4.75%. The outstanding balance on the line of credit was $600,000 at June 30, 2015 and December 31, 2014.

The line of credit is secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence.

NOTE 7 – SHAREHOLDERS’ EQUITY

As of December 31, 2014, there were 4,095,828 shares of common stock issued and outstanding and no preferred stock issued and outstanding. During the six months ended June 30, 2015, prior to the reverse merger, the Company sold 268,672 shares of its common stock. The proceeds from the sale were $806,000. Also, during the six months ended June 30, 2015, as part of the merger with Solis Tek (see Note 1), the Company issued 560,833 shares of Cinjet common stock. At June 30, 2015, there were 4,925,333 shares of common stock issued and outstanding.

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 8 – COMMITMENTS

Operating Leases

The Company leases office and warehouse facilities under two non-cancellable lease agreements, one in Southern California and one in New Jersey. The Southern California lease was initiated in September 2013 and expires August 31, 2017. The New Jersey lease was initiated in October 2014 and expires September 30, 2019.

Minimum annual rental commitments under non-cancelable leases at June 30, 2015 are as follows:

Years ending December 31,	Amount
Remainder of 2015	$90,834
2016	183,218
2017	148,020
2018	75,540
Thereafter	57,912
Total	$555,524

Rent expense was $54,474 and $28,018 for the three months ended June 30, 2015 and 2014, respectively, and was $108,948 and $53,557 for the six months ended June 30, 2015 and 2014, respectively.

Capital Leases

The Company leases equipment under capital leases. Future minimum lease payments at June 30, 2015 are as follows:

Years ending December 31,	Amount
Remainder of 2015	$7,474
2016	14,950
2017	14,950
2018	9,668
Total minimum lease payments	47,042

Less: amount represented by interest	(4,738)
Less: current portion	(12,371)
Capital lease obligations, net of current portion	$29,933

CINJET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 8 – COMMITMENTS (CONTINUED)

Technology License Agreement

In March 2013, the Company entered into a Technology License Agreement with a third party vendor for consulting services. Under the agreement, the Company agreed to pay the vendor $100,000 per year commencing on March 1, 2013, with a certain amount of the payments to be deferred in 2013 and 2014. As of June 30, 2015 and December 31, 2014, $79,988 and $74,989, respectively, were owed under the agreement and included in Accounts Payable and Accrued Expenses on the condensed consolidated Balance Sheets. For each of the three months ended June 30, 2015 and 2014, $25,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations. For each of the six months ended June 30, 2015 and 2014, $50,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations.

In 2015, the agreement was amended. Under the amended agreement, the Company will pay the vendor a minimum royalty amount of $100,000 per year, plus 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. No amounts were owed at June 30, 2015 under the amended agreement.

NOTE 9 – INCOME TAXES

The components of income tax (benefit) expense for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Current
Federal	$7,364	$6,049	$16,693	$29,283
State	2,100	1,726	4,761	8,352
Total current	9,464	7,775	21,454	37,635
Deferred
Federal	(9,284)	38,145	98,230	(8,167)
State	(506)	6,542	16,846	(1,403)
Valuation Allowance	9,790	(44,687)	(115,076)	9,570
Total provision (benefit)	$9,464	$7,775	$21,454	$37,635

NOTE 9 – INCOME TAXES (CONTINUED)

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income tax expense (benefit) at the federal statutory rate	(34.0)%	(34.0)%	(34.0)%	34.0%
State income tax expense (benefit), net of federal tax benefit	(6.0)%	(6.0)%	(6.0)%	6.0%
Change in deferred tax valuation allowance	(36.2)%	(31.6)%	30.9%	(8.2)%
Effective tax rate	3.8%	8.4%	9.1%	31.8%

Deferred income taxes result from temporary differences between income tax and financial reporting computed at the effective income tax rate. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The Company files U.S. federal and U.S. state tax returns. The Company’s major tax jurisdictions are U.S. federal and the States of California and New Jersey. During 2014, the Company and the IRS agreed to a settlement of $72,000 relating to the calendar year 2012. Such amount has been accrued and reflected in income taxes payable. Years that are subject to tax examinations are the open years from 2013 through 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

●	business strategy;

●	financial strategy;

●	future operating results; and

●	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, intellectual property, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Organizational History

Cinjet, Inc. (“Cinjet” or “Parent” or the “Company”) was incorporated under the laws of the State of Nevada on March 2, 2007. On June 23, 2015, Cinjet entered into an Agreement of Merger and Plan of Reorganization (the “Agreement”) with Solis Tek Inc., a California corporation (“Solis Tek”), and CJA Acquisition Corp., a California corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. The Merger Agreement was approved by the Company’s Board of Directors and the sole Director of Parent, effective June 23 2015. The Merger closed on June 23, 2015.

At the effective time of the Merger, each share of the Company’s common stock issued and outstanding was converted automatically into the right to receive .166 shares of the common stock of Parent with an aggregate of 4,364,500 shares of Cinjet common stock issued to the shareholders of the Company.

Upon the closing of the Merger, Solis Tek paid a total of $22,500 to four shareholders of Cinjet for the cancellation of a total of 10,216,167 shares of Cinjet common stock. Also at the closing of the Merger, Solis Tek paid $198,100 to Cinjet for Cinjet to settle and pay all of the current liabilities of Cinjet, totaling $405,932 as of the closing date. After the closing, a total of 4,925,333 shares of Cinjet were outstanding.

Upon completion of the Merger, the former stockholders of Solis Tek owned approximately 89% of the outstanding shares of Cinjet’s common stock and the holders of the outstanding shares of our common stock prior to the Merger owned the balance. As the owners and management of Solis Tek have voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the Solis Tek deemed the acquiring companies for accounting purposes, and Cinjet deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of Solis Tek prior to the Merger, and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction and the cash paid by the Company of $248,980 (including $28,380 of transaction costs) has been reflected as a cost of the transaction.

Overview of Business

The Company is focused on the research, design, development and manufacturing of advanced, energy efficient indoor horticulture lighting and ancillary equipment. Our vision is to apply the latest advances in high efficiency lighting and controls technology as well as effective manufacturing techniques to deliver highly differentiated products with clear benefits at competitive prices to the greenhouse and indoor horticulture markets.

The Company is a California corporation that was formed in June of 2010. We commenced our operations immediately by designing, developing and sourcing of a line of Solis Tek Digital Ballasts intended for use in high intensity lighting systems used for horticulture. An electrical ballast is a device intended to limit the amount of current in an electric circuit. A familiar and widely used example is the inductive ballast used in fluorescent lamps, to limit the current through the tube, which would otherwise rise to destructive levels due to the tube’s negative resistance characteristic. Since the commencement of operations, our product line has evolved from digital ballasts to a line of lighting products including a line of specialty ballasts ranging from 400 watts to 1,000 watts with various features, a line of specialty metal halide digital lamps, a line of reflectors, high intensity lighting accessories and a new line of light emitting diode (“LED”) lighting technologies.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, credit quality, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

Inventories

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity) offers a three year warranty on its products. Through June 30, 2015, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer due to Chinese customs reasons. As such, beginning in mid-2015, the manufacturer is traveling to the Company’s facility to repair, or replace, the defective products. As the manufacturer will repair or replace all of its defective products, and management feels the Company will be able to sell all of the repaired product above its cost, the Company has not recorded a reserve on any of those products. The Company has recorded a reserve on the other manufacturer’s products.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the six months ended June 30, 2015, and the following pronouncements were adopted during the period.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, which applies to entities that have substantial doubt about their ability to continue as a going concern. This update requires management to assess the probability about the entity’s ability to remain as a going concern for a period of one year from the date the financial statements are ready to be issued. Depending on management’s conclusions about the entity’s ability to remain as a going concern, the entity must make certain disclosures in its financial statements. This ASU is effective for annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Management is currently assessing the impact the adoption of ASU 2014-16 and has not determined the effect of the standard on our ongoing financial reporting.

In January 2015, the FASB issued ASU No. 2015-01, which eliminates the concept of extraordinary items for financial statement presentation purposes. This ASU is effective for fiscal years beginning after December 15, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated results of operations, financial condition or liquidity.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Results of Operations

Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2015 and 2014 was $1,843,643 and $1,379,004, respectively. The increase of $464,639 was primarily due to more market penetration within our hydroponic customers and commercial facilities during the second quarter of 2015, as compared to the second quarter of the prior year.

Cost of sales for the three months ended June 30, 2015 and 2014, was $1,109,473 and $1,047,129, respectively. Gross profit for the three months ended June 30, 2015 and 2014, was $734,170 and $331,875, respectively. The gross profit increase of $402,295 was primarily due to the increase in revenue, but the Company’s gross profit margin also increased from 24% during the second quarter of 2014 compared to 40% during the second quarter of 2015. The increase in profit margin primarily related to the sales of higher margin products during the 2015 period, primarily lamp products.

Research and development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2015 and 2014 was $48,384 and $29,650, respectively. The increase in R&D expenses of $18,734 was due primarily to the addition of an employee dedicated to R&D activities in the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2015 and 2014 was $674,148 and $383,212, respectively. The increase in SG&A expenses of $290,937 partially related to the opening of our two new subsidiaries in late 2014, primarily our east coast subsidiary and its related facility. SG&A expenses for our two new subsidiaries were $108,119 in the second quarter of 2015 and are included in the variances to follow. The increase in SG&A expenses was due primarily to the increase in labor costs of $194,789, in professional fees of $20,151, in rent and facility related costs of $27,415 and trade show and promotional costs of $17,852, plus an increase in other SG&A expenses.

Other Income and Expenses

Other income and expense during the three months ended June 30, 2015 and 2014 consists of interest expense, interest income and merger costs. Interest expense for the three months ended June 30, 2015 and 2014 was $12,386 and $11,937, respectively. The increase in interest expense of $449 was due to slightly higher note payable balances during the 2015 period. Interest income for the three months ended June 30, 2015 and 2014 was $92 and $249, respectively. The decrease in interest income of $157 was due to decreased interest-bearing cash balances in 2015. In June 2015, the Company entered into a merger agreement with Solis Tek. Costs incurred during the second quarter of 2015 relating to the merger were $248,980.

Net Loss

Our net loss for the three months ended June 30, 2015 and 2014 was $259,100 and $100,450, respectively. The increase in net loss of $158,650 was due to the increase in SG&A expenses of $290,937 and increase in other expenses of $249,586, offset by the increase in gross profit of $402,295.

Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Revenue and Cost of Goods Sold

Revenue for the six months ended June 30, 2015 and 2014 was $3,935,127 and $3,093,779, respectively. The increase of $841,348 was primarily due to more market penetration within our hydroponic customers and commercial facilities during the first six months of 2015, as compared to prior year of the same period.

Cost of sales for the six months ended June 30, 2015 and 2014, was $2,455,924 and $2,220,909, respectively. Gross profit for the six months ended June 30, 2015 and 2014 was $1,479,203 and $872,870, respectively. The gross profit increase of $606,333 for the six months ended June 30, 2015 was primarily due to the increase in revenue, but the Company’s gross profit margin also increased from 28% during the first six months of 2014 compared to 38% during the first six months of 2015. The increase in profit margin primarily related to the sales of higher margin products during the 2015 period, primarily lamp products.

Research and development Expenses

Research and development (“R&D”) expenses for the six months ended June 30, 2015 and 2014 was $95,225 and $59,788, respectively. The increase in R&D expenses of $35,437 was due primarily to the addition of an employee dedicated to R&D activities in the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2015 and 2014 was $1,345,814 and $671,758, respectively. The increase in SG&A expenses of $674,056 partially related to the opening of our two new subsidiaries in late 2014, primarily our east coast subsidiary and its related facility. SG&A expenses for our two new subsidiaries were $204,654 in the first six months of 2015 and are included in the variances to follow. The increase in SG&A expenses was due primarily to the increase in labor costs of $357,334, in professional fees of $58,157, in rent and facility related costs of $63,313 and trade show and promotional costs of $92,984, plus an increase in other SG&A expenses.

Other Income and Expenses

Other income and expense during the six months ended June 30, 2015 and 2014 consists of interest expense, interest income and merger costs. Interest expense for the six months ended June 30, 2015 and 2014 was $24,401 and $23,305, respectively. The increase in interest expense of $1,096 was due to the slight increase in the note payable balances to officer-shareholders of the Company during 2015. Interest income for the six months ended June 30, 2015 and 2014 was $163 and $481. The decrease in interest income was due to the decrease in interest-bearing cash balances in 2015. In June 2015, the Company entered into a merger agreement with Solis Tek. Costs incurred during the first six months of 2015 relating to the merger were $248,980.

Net Loss

Our net loss for the six months ended June 30, 2015 was $256,508 and our net income for the six months ended June 30, 2014 was $80,865. The increase in net loss compared to net income of $337,373 was due to the increase in SG&A expenses of $674,056 and other expenses of $250,394, offset by an increase in gross profit of $606,333.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

For the six months ended June 30, 2015

Cash flows used in operating activities

During the six months ended June 30, 2015, the Company had cash flows used in operating activities of $498,390 compared to $287,073 used in operating activities during the three months ended June 30, 2014. The reasons for the increase in cash used in operating activities in the amount of $211,317 was due mainly to the increases in inventories of $88,134, inventories under warranty claims of $162,755, advances to suppliers of $418,240 and our net loss of $337,373, plus the decrease in income taxes payable of $150,705, offset by the decrease in accounts receivable of $178,221 and the increases in accounts payable and accrued expenses of $522,093 and customer deposits of $167,081.

Cash flows used in investing activities

During the six months ended June 30, 2015, we had purchases of property and equipment of $92,839, while during the three months ended June 30, 2014, we had purchases of property and equipment of $133,870. Also during the three months ended June 30, 2014, we advanced $125,000 under a loan receivable agreement (see Note 3).

Cash flows provided by financing activities

During the six months ended June 30, 2015, we had net proceeds from the sale of common stock of $806,000. We used cash from financing activities to make payments to amounts due to officer-shareholders of $24,529 and for our capital lease obligations of $7,805. During the six months ended June 30, 2014, we had net proceeds from the sale of common stock of $400,000 and we had net proceeds from amounts due to officer-shareholders of $100,000. We used cash from financing activities to make payments for our capital lease obligations of $2,177 and for amounts due to officer-shareholders of $300.

Financial Position

As of June 30, 2015, we had $591,755 in cash, working capital of $1,998,341 and an accumulated deficit of $585,449.

As of December 31, 2014, we had $408,996 in cash, working capital of $1,428,185 and an accumulated deficit of $328,941.

The Company has a revolving line of credit with a bank in which it can borrow up to $600,000. The line of credit expired April 1, 2014, but has been extended until November 1, 2015. Borrowings under the line of credit bear interest at 4.75%. The outstanding balance on the line of credit was $600,000 at June 30, 2015 and December 31, 2014. The line of credit is secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2015.

We identified material weaknesses in our internal control over financial reporting primarily attributable to (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation. These weaknesses are due to our inadequate staffing during the period covered by this report and our lack of working capital to hire additional staff. Management has retained an outside, independent financial consultant to record and review all financial data, as well as prepare our financial reports, in order to mitigate this weakness. Although management will periodically re-evaluate this situation, at this point it considers that the risk associated with such lack of segregation of duties and the potential benefits of adding employees to segregate such duties are not cost justified. We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

Item 1. Legal Proceedings.

The Company is, from time to time, involved in legal proceedings, regulatory actions, claims and litigation arising in the ordinary course of business. These matters are not expected to have a material adverse effect upon the Company’s financial condition.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed.

During the six months ended June 30, 2015, the Company sold 268,672 shares of its common stock as part of a private placement offering. The gross and net proceeds from the sale were $806,000. At June 30, 2015, there were 4,925,333 shares of common stock issued and outstanding.

The foregoing issuances were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a) (2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINJET, INC. AND SUBSIDIARIES

By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer

August 14, 2015

