Form 10-Q
period 2015-09-30
Solis Tek, Inc./NV
filed 2015-11-13
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

SOLIS TEK INC.

(FORMERLY CINJET, INC.)

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of registrant’s common stock outstanding as of November 13, 2015 was 29,551,998. The registrant had no outstanding preferred stock as of that date.

Table of Contents

FORM 10-Q

SOLIS TEK INC. AND SUBSIDIARIES

SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Solis Tek Inc.

(Formerly Cinjet, Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$180,650	$408,996
Accounts receivable, net of allowance for doubtful accounts and returns of $144,098 at September 30, 2015 and December 31, 2014	563,037	490,362
Inventories	3,260,646	1,751,361
Inventories under warranty claims	536,431	303,635
Advances to suppliers	217,488	31,492
Prepaid expenses and other current assets	26,013	17,153
Income taxes receivable	99,462	99,816
TOTAL CURRENT ASSETS	4,883,727	3,102,815

Property and equipment, net	247,685	130,715
Other assets	32,071	30,422
TOTAL ASSETS	$5,163,483	$3,263,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$384,956	$228,399
Due to related party	1,081,582	198,195
Customer deposits	-	11,970
Amounts due to officers-shareholders	323,334	336,011
Income taxes payable	156,412	285,184
Capital lease obligations, current portion	12,591	14,871
Loans payable, current portion	493,126	-
Line of credit	600,000	600,000
TOTAL CURRENT LIABILITIES	3,052,001	1,674,630

Capital lease obligations, long-term	26,702	35,238
Loans payable, long-term	9,543	-
TOTAL LIABILITIES	3,088,246	1,709,868

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 29,551,998 and 24,574,968 shares issued and outstanding, respectively	2,955	2,457
Additional paid-in capital	2,686,392	1,880,568
Accumulated deficit	(614,110)	(328,941)
TOTAL SHAREHOLDERS’ EQUITY	2,075,237	1,554,084

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,163,483	$3,263,952

The accompanying notes are an integral part of these consolidated financial statements.

Solis Tek Inc.

(Formerly Cinjet, Inc.)

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Sales	$1,827,420	$1,515,663	$5,762,547	$4,609,442

Cost of goods sold	1,103,775	1,097,915	3,559,699	3,318,824

Gross profit	723,645	417,748	2,202,848	1,290,618

Research and development	62,674	33,000	157,899	92,788
Selling, general and administrative expenses	687,690	515,442	2,033,504	1,186,135
Total operating expenses	750,364	548,442	2,191,403	1,278,923

Income (loss) from operations	(26,719)	(130,694)	11,445	11,695

Other income (expenses)
Interest expense	(13,806)	(10,102)	(38,207)	(33,407)
Interest income	-	-	163	29
Merger costs	-	-	(248,980)	-
	(13,806)	(10,102)	(287,024)	(33,378)

Loss before income taxes	(40,525)	(140,796)	(275,579)	(21,683)

Provision (benefit) for income taxes	(11,864)	(35,984)	9,590	1,651

NET LOSS	$(28,661)	$(104,812)	$(285,169)	$(23,334)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	29,551,998	21,600,000	27,158,663	20,183,175

The accompanying notes are an integral part of these consolidated financial statements.

Solis Tek Inc.

(Formerly Cinjet, Inc.)

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2014	24,574,968	$2,457	$1,880,568	$(328,941)	$1,554,084

Net proceeds from the sale of common stock	1,612,032	161	805,839	-	806,000

Issuance of common stock upon reverse merger	3,364,998	337	(15)	-	322

Net loss for the nine months ended September 30, 2015	-	-	-	(285,169)	(285,169)

Balance, September 30, 2015 (unaudited)	29,551,998	$2,955	$2,686,392	$(614,110)	$2,075,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

(Formerly Cinjet, Inc.)

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(285,169)	$(23,334)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	33,741	7,575
Amortization of loan fees	1,630	-
Interest expense on notes payable to officers	11,852	13,392

Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(72,675)	(246,903)
Inventories	(1,509,285)	11,708
Inventories under warranty claims	(232,796)	-
Advances to suppliers	(185,996)	214,166
Prepaid expenses and other current assets	(8,860)	972
Income taxes receivable	354	-
Other assets	(1,649)	(17,638)
(Decrease) Increase in:
Accounts payable and accrued expenses	156,557	51,132
Due to related party	883,387	-
Customer deposits	(11,970)	(167,352)
Income taxes payable	(128,772)	1,651
Net cash used in operating activities	(1,349,651)	(154,631)

Cash Flows from Investing Activities
Advance under loan receivable	-	(250,000)
Cash acquired under reverse merger	322	-
Purchase of property and equipment	(140,188)	(46,195)
Net cash used in investing activities	(139,866)	(296,195)

Cash Flows from Financing Activities
Net proceeds from sale of common stock	806,000	400,000
Payments on capital lease obligations	(10,817)	(4,845)
Proceeds from loans payable	502,320	-
Payments on loans payable	(11,803)	-
Proceeds from amounts due to officers	-	100,000
Payments on amounts due to officers	(24,529)	(20,300)
Net cash provided by financing activities	1,261,171	474,855

Net increase (decrease) in cash	(228,346)	24,029

Cash beginning of period	408,996	125,660
Cash end of period	$180,650	$149,689

Interest paid	$7,283	$41,692
Taxes paid	$138,361	$-

Non-cash transactions
Purchase of property through loan payable	$10,523	$-
Purchase of property through capital lease obligations	$-	$28,847

The accompanying notes are an integral part of these consolidated financial statements.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Solis Tek Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 8-K filed on June 26, 2015.

History and Organization

Solis Tek Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 2, 2007 as Cinjet, Inc. (“Cinjet”). Effective September 1, 2015, Cinjet changed its corporate name to Solis Tek Inc. On June 23, 2015, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Agreement”) with Solis Tek Inc., a California corporation (“STI”), and CJA Acquisition Corp., a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into STI (the “Merger”), with STI surviving the Merger as a wholly-owned subsidiary of the Company. The Merger Agreement was approved by the Company’s Board of Directors and the sole Director of the Company, effective June 23, 2015. The Merger closed on June 23, 2015.

At the effective time of the Merger, each share of STI common stock issued and outstanding was converted automatically into the right to receive .166 shares of the common stock of the Company, with an aggregate of 26,187,000 shares of the Company’s common stock issued to the former shareholders of STI.

Upon the closing of the Merger, STI paid a total of $22,500 to four shareholders of the Company for the cancellation of a total of 61,297,002 shares of the Company’s common stock. Also at the closing of the Merger, STI paid $198,100 to the Company to settle and pay liabilities of $405,932, which represented all of the then current liabilities of the Company. After the closing, a total of 29,551,998 shares of the Company were outstanding.

Upon completion of the Merger, the former stockholders of STI owned approximately 89% of the outstanding shares of the Company’s common stock and the holders of the outstanding shares of the Company’s common stock prior to the Merger owned the balance. As the former owners and management of STI have voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with STI deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of STI prior to the Merger, and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction and the cash paid by the Company of $248,980 (including $28,380 of transaction costs) has been reflected as a cost of the transaction.

In 2014, the Company established two wholly-owned subsidiaries, Solis Tek East Corporation, an entity incorporated under the laws of the State of New Jersey, and GrowPro Solutions, Inc, an entity incorporated under the laws of the State of California.

Overview of Business

The Company is an importer, distributer and marketer of digital lighting equipment for the hydroponics industry. Using certain of its proprietary technologies, the Company provides innovative aptitudes with its ballast, reflector and lamp products. The Company’s customers include retail stores, distributors and commercial growers in the United States and abroad.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Stock Split

On July 7, 2015, the Company’s shareholders authorized its Board of Directors to effectuate a stock split of the Company’s issued and outstanding shares of common stock at a ratio of 6-for-1 (the “Stock Split”), which was ultimately declared effective by the Board of Directors as of the close of business on September 1, 2015. As a result of the Stock Split, every one issued and outstanding share of the Company’s common stock was changed and converted into six shares of common stock. All share related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the reduced number of shares resulting from this action.

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

The Company’s diluted loss per share is the same as the basic loss per share for the three and nine months ended September 30, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. Customer deposits were $11,970 at December 31, 2014. There were no customer deposits at September 30, 2015.

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. The Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of September 30, 2015 and December 31, 2014, the Company recorded a reserve for returned product in the amount of $130,410, which reduced the accounts receivable balances as of those periods.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $7,567 for the three months ended September 30, 2014, and $720 and $23,484 for the nine months ended September 30, 2015 and 2014, respectively. There were no advertising costs for the three months ended September 30, 2015.

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

Accounts Receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At September 30, 2015, and December 31, 2014, the allowance for doubtful accounts and returns was $144,098 for both periods.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of September 30, 2015 and December 31, 2014.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The Company recorded a write down of inventories of $8,390 during the three and nine months ended September 30, 2015. There were no write down of inventories for the three and nine months ended September 30, 2014.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity, see Note 5) offers a three year warranty on its products. Through September 30, 2015, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, beginning in late 2015, the Company is sending the products to a free trade zone in Hong Kong to repair, or replace, the defective products. As the manufacturer will repair or replace all of its defective products, and management feels the Company will be able to sell all of the repaired product above its cost, the Company has not recorded a reserve on any of those products. The Company has recorded a reserve on the other manufacturer’s products. During the nine months ended September 30, 2015, the Company recorded a charge of $49,598 relating to the write down of these inventories to net realizable value. There were no write down of these inventories for the nine months ended September 30, 2014.

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

Shipping and handling costs

The Company’s shipping and handling costs relating to inbound freight are reported as cost of goods sold in the condensed consolidated Statements of Operations, while shipping and handling costs relating to outbound freight are reported as selling, general and administrative expenses in the condensed consolidated Statements of Operations. The Company classifies amounts billed to customers for shipping fees as revenues.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2015 and December 31, 2014.

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

Concentration Risks

The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities, and other factors could negatively impact the Company’s operating results. State and federal government laws could have a material adverse impact on the Company’s future revenues and results of operations

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases its key products and components from single vendors. During the three and nine months ended September 30, 2015 and 2014, its ballasts, lamps and reflectors, which comprised the vast majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a related party (see Note 5).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There was one customer that accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2015, accounting for 11%. There were no customers that accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, there was one customer with sales greater than 10% of total revenues, comprising 13% of total revenues. For the three months ended September 30, 2014, there were no customers with sales greater than 10% of total revenues. Shipments to customers outside the United States comprised 4% and 10%, for the three months ended September 30, 2015 and 2014, and 3% and 14% of the Company’s revenue for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, one customer accounted for 17% of the Company’s trade accounts receivable balance, and as of December 31, 2014, three customers accounted for 14%, 16% and 18% of the Company’s trade accounts receivable balance. Customers outside the United States represented 6% and 15% of the Company’s trade accounts receivable balance as of September 30, 2015 and December 31, 2014, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued)

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

As of September 30, 2015 and December 31, 2014, the Borrower was unable to complete its required quarterly interest payments and notified the Company that it did not anticipate being able to make its required quarterly payments until after September 2015. As such, the Company recorded an impairment of the entire loan balance and all unpaid interest as of December 31, 2014. The Company has not ascribed any value to its ownership percentage in the Borrower.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(unaudited)
Machinery and equipment	$195,256	$101,632
Computer equipment	12,448	6,550
Furniture and fixtures	88,123	43,934
Leasehold improvements	7,000	-
	302,827	152,116
Less: accumulated depreciation and amortization	(55,142)	(21,401)

Property and equipment, net	$247,685	$130,715

Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $14,035 and $4,006, respectively, and for the nine months ended September 30, 2015 and 2014 was $33,741 and $7,575, respectively.

Property and equipment include assets acquired under capital leases of $64,632 at September 30, 2015 and December 31, 2014, respectively. Related depreciation included in accumulated depreciation was $20,533 and $10,687 at September 30, 2015 and at December 31, 2014, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which as of 2014, is the sole supplier of ballasts to the Company. Purchases from the related party for the three months ended September 30, 2015 and 2014 totaled $1,822,701 and $460,662, respectively, and for the nine months ended September 30, 2015 and 2014 totaled $4,559,572 and $2,805,332, respectively. The Company believes purchase prices from the related party approximate what the Company would have to pay from an independent third party vendor. At September 30, 2015 and December 31, 2014, the Company owed the related party $1,081,582 and $198,195, respectively. In addition, the supplier also warranted ballasts and has a commitment to repair or replace inventory of $536,431 at September 30, 2015 and $303,635 at December 31, 2014.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Amounts Due to Officers/Shareholders

On July 1, 2012, the Company entered into notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 and $210,000 at September 30, 2015 and December 31, 2014, respectively. Interest paid to the officers/shareholders relating to the notes for the three and nine months ended September 30, 2015 was $20,000 during each period. There was no interest paid to the officers/shareholders relating to the notes for the three and nine months ended September 30, 2014. Interest expense on the notes for the three months ended September 30, 2015 and 2014 was $3,932 and $4,635, respectively, and for the nine months ended September 30, 2015 and 2014 was $11,852 and $13,392, respectively.

As of September 30, 2015 and December 31, 2014, the Company also owed the same two officers/shareholders as noted above an additional $128,334 and $126,011, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 and $12,826 as of September 30, 2015 and December 31, 2014, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable described above, which totaled to $25,037 and $13,185 at September 30, 2015 and December 31, 2014, respectively. Also included is $100,000 of unpaid compensation, which was owed to the officers/shareholders at September 30, 2015 and December 31, 2014.

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit with a bank in which it can borrow up to $600,000. The line of credit expired April 1, 2014, but has been extended until February 1, 2016. Borrowings under the line of credit bear interest at 4.75%. The outstanding balance on the line of credit was $600,000 at September 30, 2015 and December 31, 2014. The line of credit is secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence.

NOTE 7 – LOANS PAYABLE

In September 2015, the Company entered into a Business Loan and Security Agreement, under which the Company can borrow up to $500,000. The loan matures in September 2016 and is secured by credit card collections and certain Company assets. The agreement requires the Company to repay the loan from the credit card deposits it receives from its customers. The repayment rate is 21% of each deposit. The loan does not accrue interest but includes a non-refundable fee of $40,000, which can be reduced if paid early. In September 2015, the Company borrowed $500,000 under the agreement and repaid $11,555 of the loan through its credit card deposits. At September 30, 2015, $490,075 was owed on the loan. Loan fee amortization, recorded as interest expense, was $1,630 for the three and nine months ended September 30, 2015.

In August 2015, the Company entered into a loan agreement to purchase an automobile. The principal amount of the loan was $12,843 and matures in September 2019. The loan bears interest at 3.49% per annum and is secured by the automobile. The loan requires a monthly payment of principal and interest of $287. A total of $12,594 was owed on the loan as of September 30, 2015.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 8 – SHAREHOLDERS’ EQUITY

As of December 31, 2014, there were 24,574,968 shares of common stock issued and outstanding and no preferred stock issued and outstanding. During the nine months ended September 30, 2015, prior to the reverse merger, the Company sold 1,612,032 shares of its common stock. The proceeds from the sale were $806,000. Also, during the nine months ended September 30, 2015, as part of the merger with STI (see Note 1), the Company issued 3,364,998 shares of its common stock. At September 30, 2015, there were 29,551,998 shares of common stock issued and outstanding.

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases office and warehouse facilities under two non-cancellable lease agreements, one in Southern California and one in New Jersey. The Southern California lease was initiated in September 2013 and expires August 31, 2017. The New Jersey lease was initiated in October 2014 and expires September 30, 2019.

Minimum annual rental commitments under non-cancelable leases at September 30, 2015 are as follows:

Years ending December 31,	Amount
Remainder of 2015	$45,671
2016	183,218
2017	148,020
2018	75,540
Thereafter	57,912
Total	$510,361

Rent expense was $53,594 and $28,018 for the three months ended September 30, 2015 and 2014, respectively, and was $162,542 and $81,575 for the nine months ended September 30, 2015 and 2014, respectively.

Capital Leases

The Company leases equipment under capital leases. Future minimum lease payments at September 30, 2015 are as follows:

Years ending December 31,	Amount
Remainder of 2015	$3,737
2016	14,950
2017	14,950
2018	9,668
Total minimum lease payments	43,305

Less: amount represented by interest	(4,012)
Less: current portion	(12,591)
Capital lease obligations, net of current portion	$26,702

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 9 – COMMITMENTS (CONTINUED)

Technology License Agreement

In March 2013, the Company entered into a Technology License Agreement with a third party vendor for consulting services. Under the agreement, the Company agreed to pay the vendor $100,000 per year commencing on March 1, 2013, with a certain amount of the payments to be deferred in 2013 and 2014. As of September 30, 2015 and December 31, 2014, $79,988 and $74,989, respectively, were owed under the agreement and included in Accounts Payable and Accrued Expenses on the condensed consolidated Balance Sheets. For each of the three months ended September 30, 2015 and 2014, $25,000 was recorded as research and development expense under the agreement on the condensed consolidated Statements of Operations. For each of the nine months ended September 30, 2015 and 2014, $75,000 was recorded as research and development expense under the agreement on the condensed consolidated Statements of Operations.

In 2015, the agreement was amended. Under the amended agreement, the Company will pay the vendor a minimum royalty amount of $100,000 per year, plus 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. No amounts were owed at September 30, 2015 under the amended agreement.

NOTE 10 - INCOME TAXES

The components of income tax (benefit) expense for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Current
Federal	$(9,231)	$(27,998)	$7,462	$1,285
State	(2,633)	(7,986)	2,128	366
Total current	(11,864)	(35,984)	9,590	1,651
Deferred
Federal	3,677	2,549	101,999	2,549
State	629	1,208	17,491	1,208
Valuation Allowance	(4,306)	(3,757)	(119,490)	(3,757)
Total provision (benefit)	$(11,864)	$(35,984)	$9,590	$1,651

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 10 - INCOME TAXES (CONTINUED)

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income tax expense (benefit) at the federal statutory rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
State income tax expense (benefit), net of federal tax benefit	(6.0)%	(6.0)%	(6.0)%	(6.0)%
Change in deferred tax valuation allowance	69.3%	65.6%	36.5%	32.4%
Effective tax rate	29.3%	25.6%	(3.5)%	(7.6)%

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

Organizational History

Solis Tek Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 2, 2007 as Cinjet, Inc. (“Cinjet”). Effective September 1, 2015, Cinjet changed its corporate name to Solis Tek Inc. On June 23, 2015, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Agreement”) with Solis Tek Inc., a California corporation (“STI”), and CJA Acquisition Corp., a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into STI (the “Merger”), with STI surviving the Merger as a wholly-owned subsidiary of the Company. The Merger Agreement was approved by the Company’s Board of Directors and the sole Director of the Company, effective June 23, 2015. The Merger closed on June 23, 2015.

At the effective time of the Merger, each share of STI common stock issued and outstanding was converted automatically into the right to receive .166 shares of the common stock of the Company, with an aggregate of 26,187,000 shares of the Company’s common stock issued to the former shareholders of STI.

Upon the closing of the Merger, STI paid a total of $22,500 to four shareholders of the Company for the cancellation of a total of 61,297,002 shares of the Company’s common stock. Also at the closing of the Merger, STI paid $198,100 to the Company to settle and pay liabilities of $405,932, which represented all of the then current liabilities of the Company. After the closing, a total of 29,551,998 shares of the Company were outstanding.

Upon completion of the Merger, the former stockholders of STI owned approximately 89% of the outstanding shares of the Company’s common stock and the holders of the outstanding shares of the Company’s common stock prior to the Merger owned the balance. As the former owners and management of STI have voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the STI deemed the acquiring companies for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of STI prior to the Merger, and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction and the cash paid by the Company of $248,980 (including $28,380 of transaction costs) has been reflected as a cost of the transaction.

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

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity) offers a three year warranty on its products. Through September 30, 2015, the related party manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer due to Chinese customs reasons. As such, beginning in late 2015, the Company is sending the products to a free trade zone in Hong Kong to repair, or replace, the defective products. As the manufacturer will repair or replace all of its defective products, and management feels the Company will be able to sell all of the repaired product above its cost, the Company has not recorded a reserve on any of those products. The Company has recorded a reserve on the other manufacturer’s products.

Recently Issued Accounting Pronouncements

Management reviewed accounting pronouncements issued during the nine months ended September 30, 2015, and the following pronouncements were adopted during the period.

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

Results of Operations

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue and Cost of Goods Sold

Revenue for the three months ended September 30, 2015 and 2014 was $1,827,420 and $1,515,663, respectively. The increase of $311,757 was primarily due to more market penetration within our hydroponic customers and commercial facilities during the third quarter of 2015, as compared to the second quarter of the prior year.

Cost of sales for the three months ended September 30, 2015 and 2014, was $1,103,775 and $1,097,915, respectively. Gross profit for the three months ended September 30, 2015 and 2014, was $723,645 and $417,748, respectively. The gross profit increase of $305,897 was partially due to the increase in revenue, but the Company’s gross profit margin also increased from 28% during the third quarter of 2014 compared to 40% during the third quarter of 2015. The increase in profit margin primarily related to the sales of higher margin products during the 2015 period, primarily lamp products.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2015 and 2014 was $62,674 and $33,000, respectively. The increase in R&D expenses of $29,674 was due primarily to the addition of an employee dedicated to R&D activities in the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2015 and 2014 was $687,690 and $515,442, respectively. The increase in SG&A expenses of $172,248 partially related to the opening of our two new subsidiaries in late 2014, primarily our east coast subsidiary and its related facility. SG&A expenses for our two new subsidiaries were $123,683 in the third quarter of 2015 and are included in the variances to follow. The increase in SG&A expenses was due primarily to the increase in labor costs of $198,702 and rent and facility costs of $23,205, offset by a decrease in other SG&A expenses.

Other Expenses

Other expenses during the three months ended September 30, 2015 and 2014 consists of interest expense. Interest expense for the three months ended September 30, 2015 and 2014 was $13,806 and $10,102, respectively. The increase in interest expense of $3,704 was due to slightly higher note payable balances during the 2015 period and the two loans payable the Company entered into during the third quarter of 2015.

Net Loss

Our net loss for the three months ended September 30, 2015 and 2014 was $28,661 and $104,812, respectively. The decrease in net loss of $76,151 was primarily due to the increase in gross profit of $305,897, offset by the increase in SG&A expenses of $172,248, R&D expenses of $29,674 and other expenses of $3,704.

Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenue and Cost of Goods Sold

Revenue for the nine months ended September 30, 2015 and 2014 was $5,762,547 and $4,609,442, respectively. The increase of $1,153,105 was primarily due to more market penetration within our hydroponic customers and commercial facilities during the first nine months of 2015, as compared to prior year of the same period.

Cost of sales for the nine months ended September 30, 2015 and 2014, was $3,559,699 and $3,318,824, respectively. Gross profit for the nine months ended September 30, 2015 and 2014 was $2,202,848 and $1,290,618, respectively. The gross profit increase of $912,230 for the nine months ended September 30, 2015 was primarily due to the increase in revenue, but the Company’s gross profit margin also increased from 28% during the first nine months of 2014 compared to 38% during the first nine months of 2015. The increase in profit margin primarily related to the sales of higher margin products during the 2015 period, primarily lamp products.

Research and Development Expenses

Research and development (“R&D”) expenses for the nine months ended September 30, 2015 and 2014 was $157,899 and $92,788, respectively. The increase in R&D expenses of $65,111 was due primarily to the addition of an employee dedicated to R&D activities in the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2015 and 2014 was $2,033,504 and $1,186,135, respectively. The increase in SG&A expenses of $847,369 partially related to the opening of our two new subsidiaries in late 2014, primarily our east coast subsidiary and its related facility. SG&A expenses for our two new subsidiaries were $328,337 in the first nine months of 2015 and are included in the variances to follow. The increase in SG&A expenses was due primarily to the increase in labor costs of $556,036, in delivery charges of $47,129, in rent and facility related costs of $86,518 and trade show and promotional costs of $83,523, plus an increase in other SG&A expenses.

Other Income and Expenses

Other income and expense during the nine months ended September 30, 2015 and 2014 consists of interest expense, interest income and merger costs. Interest expense for the nine months ended September 30, 2015 and 2014 was $38,207 and $33,407, respectively. The increase in interest expense of $4,800 was due to the slight increase in the note payable balances to officer-shareholders of the Company during 2015 and the two loans payable the Company entered into during the third quarter of 2015. Interest income for the nine months ended September 30, 2015 and 2014 was $163 and $29. The decrease in interest income was due to the decrease in interest-bearing cash balances in 2015. In June 2015, the Company entered into a merger agreement with STI. Costs incurred relating to the merger were $248,980.

Net Loss

Our net loss for the nine months ended September 30, 2015 and 2014 was $285,169 and $23,334, respectively. The increase in net loss of $261,835 was primarily due to the increase in SG&A expenses of $847,369, R&D expenses of $65,111 and other expenses of $253,646, offset by an increase in gross profit of $912,230.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

For the nine months ended September 30, 2015

Cash flows used in operating activities

During the nine months ended September 30, 2015, the Company had cash flows used in operating activities of $1,349,651 compared to $154,631 used in operating activities during the three months ended September 30, 2014. The reasons for the increase in cash used in operating activities in the amount of $1,195,020 was due mainly to the increases in inventories of $1,520,993, inventories under warranty claims of $232,796, advances to suppliers of $400,162 and our net loss of $261,835, plus the decrease in income taxes payable of $130,423, offset by the decrease in accounts receivable of $174,228 and the increases in accounts payable and accrued expenses of $105,425 and due to related party of $883,387.

Cash flows used in investing activities

During the nine months ended September 30, 2015, we had purchases of property and equipment of $140,188, while during the three months ended September 30, 2014, we had purchases of property and equipment of $46,195. Also during the three months ended September 30, 2014, we advanced $250,000 under a loan receivable agreement (see Note 3).

Cash flows provided by financing activities

During the nine months ended September 30, 2015, we had net proceeds from the sale of common stock of $806,000. We also received proceeds from two loans payable in the amount of $502,320. We used cash from financing activities to make payments to amounts due to officer-shareholders of $24,529, for our loans payable of $11,803 and for our capital lease obligations of $10,817. During the nine months ended September 30, 2014, we had net proceeds from the sale of common stock of $400,000 and we had net proceeds from amounts due to officer-shareholders of $100,000. We used cash from financing activities to make payments for our capital lease obligations of $4,845 and for amounts due to officer-shareholders of $20,300.

Financial Position

As of September 30, 2015, we had $180,650 in cash, working capital of $1,831,726 and an accumulated deficit of $614,110.

As of December 31, 2014, we had $408,996 in cash, working capital of $1,428,185 and an accumulated deficit of $328,941.

The Company has a revolving line of credit with a bank in which it can borrow up to $600,000. The line of credit expired April 1, 2014, but has been extended until February 1, 2016. Borrowings under the line of credit bear interest at 4.75%. The outstanding balance on the line of credit was $600,000 at September 30, 2015 and December 31, 2014. The line of credit is secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence.

In September 2015, the Company entered into a Business Loan and Security Agreement, under which the Company can borrow up to $500,000. The loan matures in September 2016. The agreement requires the Company to repay the loan from the credit card deposits it receives from its customers. The repayment rate is 21% of each deposit. The loan does not accrue interest but includes a non-refundable loan fee of $40,000, which can be reduced if the loan is paid off early.

In August 2015, the Company entered into a loan agreement to purchase an automobile. The principal amount of the loan was $12,843 and the loan matures in September 2019. The loan bears interest at 3.49% per annum and is secured by the automobile. The loan requires a monthly payment of principal and interest of $287.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

During the nine months ended September 30, 2015, the Company sold 1,612,032 shares of its common stock as part of a private placement offering. The gross and net proceeds from the sale were $806,000. At September 30, 2015, there were 29,551,998 shares of common stock issued and outstanding.

The foregoing issuances were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a) (2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer
November 13, 2015

