Form 10-K
period 2015-12-31
Solis Tek, Inc./NV
filed 2016-04-06
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-52446

SOLIS TEK INC.

(FORMERLY CINJET, INC.)

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16926 S. Keegan Ave., Carson, CA	90746
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of April 6, 2016, the registrant’s outstanding common stock consisted of 29,596,998 shares, $0.0001 par value.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

This Report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by reference to, these agreements, all of which are incorporated herein by reference.

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

Overview of Business

Solis Tek Inc. is focused on the research, design, development and manufacturing of advanced, energy efficient indoor horticulture lighting and ancillary equipment. Our vision is to apply the latest advances in high efficiency lighting and controls technology as well as effective manufacturing techniques to deliver highly differentiated products with clear benefits at competitive prices to the greenhouse and indoor horticulture markets.

Our subsidiary, Solis Tek Inc., a California corporation, was formed in June of 2010. Its operations consists of designing, developing and sourcing of a line of Solis Tek Digital Ballasts intended for use in high intensity lighting systems used for horticulture. An electrical ballast is a device intended to limit the amount of current in an electric circuit. A familiar and widely used example is the inductive ballast used in fluorescent lamps, to limit the current through the tube, which would otherwise rise to destructive levels due to the tube’s negative resistance characteristic. Since the commencement of operations, our product line has evolved from digital ballasts to a line of lighting products including a line of specialty ballasts ranging from 400 watts to 1,000 watts with various features, a line of specialty metal halide digital lamps (our “Lamp Products”), a line of reflectors, high intensity lighting accessories and a new line of double ended lamps, ceramic metal halide lamps and light emitting diode (“LED”) lighting technologies.

We market our products primarily to retailers in the United States who specialize in hydroponic horticulture. Currently we have approximately 500 retailers that sell our products. In addition, we work with a few wholesale distributors who cover Canada, Spain, Australia, Germany, Italy, Austria, Czech Republic, France and the United Kingdom.

Historically, the Company believes that a majority percentage of the end users that use this type of products have used the equipment for the growing of specialty crops, such as cannabis. Currently, there are 23 states and the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, Alaska, Oregon and the District of Columbia have recently approved the recreational use of cannabis. Many other States are considering legislation to similar effect. As of July 30, 2015, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of State law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of our end user customers to continue to grow cannabis. Active enforcement of the current federal regulatory position on cannabis may thus directly and adversely affect revenues and profits.

However, the Company’s products can be, and are used for, the hydroponic and indoor growing of other horticultural products, such as green house vegetables, decorative plant nurseries, indoor aquariums, and industrial painting facilities. The Company intends to continue to expand and improve its products for use in as many applications as possible and to market its products to the entire indoor horticultural industry as well as other industrial applications that require artificial lighting.

In August of 2014, Solis Tek East, Corporation (“STE”) was incorporated in the State of New Jersey as a wholly owned subsidiary of the Company. STE was formed for the purpose of commencing its operations and servicing and supplying the Eastern part of North America with our products. In September 2014, STE leased a 10,160 square foot office and warehouse facility in South Hackensack, New Jersey.

Our ballast products are manufactured in China by a manufacturer that is partially owned by a related party to Alan Lien, our Chief Executive Officer. Our Lamp Products are manufactured to our specifications and supplied by an unrelated manufacturer in China. Our lamp ancillary products and equipment are also manufactured, to our designs, in China.

License Agreement

In May of 2015, we entered into an Amended and Restated License Agreement with GAS Technologies, Incorporated (“GAS”) of Kapolei Hawaii, pursuant to which we agreed to pay GAS, a minimum royalty of $100,000 per year, and an additional 7% of sales of products licensed by GAS to us over and above $1,428,571. Sales of the Licensed Products in 2015 and 2014 were $2,053,932 and $865,148, respectively. Thus, only the minimum royalty amount of $100,000 was due for 2014. In 2015, the Company owed an additional $43,775 under the amended agreement. The License grants to us an exclusive world-wide license to produce, manufacture, have manufactured, use, import, sell, market, distribute and sell the products and systems (the “Licensed Products”) and any further products and systems that may be developed by the Licensor for use in the horticulture and hydroponic industries (the “Industries”). Such products include our “Single Ended: and “Double Ended” metal halide digital lamps and a new line of light emitting diode (“LED”) lighting technologies and products.

The Cannabis Industry and Government Regulation

Currently, there are twenty-three States plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, Alaska, Oregon, as well as the District of Columbia, have recently approved the recreational use of cannabis. The State laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama Administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by State-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Indoor Lighting Industry

Light and plant growth

Light is essential for plant growth. Natural sunlight is the cheapest source available, but for horticulture it is not always attainable in sufficient quantities. Therefore, the uses of artificial or alternative light sources have become very common in order to increase production and quality predominantly in indoor or greenhouse environments. Plants have a completely different sensitivity to light spectrum than humans. Every plant has their own sensitivity for colors and intensity of light. Using these alternate light sources for plants, effective light recipes are essential to obtain the optimal results in plant production.

Grow lights

A grow light or plant light is an artificial light source, generally an electric light, designed to stimulate plant growth by emitting an electromagnetic spectrum appropriate for photosynthesis. Grow lights are used in applications where there is either no naturally occurring light, or where supplemental light is required. For example, in the winter months when the available hours of daylight may be insufficient for the desired plant growth, lights are used to extend the time the plants receive light.

Grow lights either attempt to provide a light spectrum similar to that of the sun, or to provide a spectrum that is more tailored to the needs of the plants being cultivated. Outdoor conditions are mimicked with varying color, temperatures and spectral outputs from the grow light, as well as varying the lumen output (intensity) and PAR output of the lamps. Depending on the type of plant being cultivated, the stage of cultivation (e.g., the germination/vegetative phase or the flowering/fruiting phase), and the photoperiod required by the plants, specific ranges of spectrum, luminous efficacy and color temperature are desirable for use with specific plants and time periods.

Specially designed artificial light sources can improve diverse growth parameters. These all depends on several factors, like crop, environmental circumstances, light recipe and many more. The following is a list of benefits that can be achieved with specially designed artificial lighting:

●	Increased production and yield

●	Increased aromatic flavor and higher potency

●	Shortening of the total growth cycle

●	Better plant uniformity

●	Better space utility

●	Improved plant quality

●	Energy savings

●	Better germination rate

●	Higher multiplication factor

●	Higher survival rate in rooting

●	Improved/controlled stretching process

●	Accelerated hardening phase

Hydroponics

The great majority of our customers are retailers that specialize in Hydroponics and sell our products to Hydroponic enclosed farm operators. Hydroponics is a method of growing plants in mineral nutrient solutions, in water, without soil. Terrestrial plants may be grown with their roots in the mineral nutrient solution only or in an inert medium, such as polite, gravel, expanded clay pebbles or coconut husks.

Some of the reasons why hydroponics is being adapted around the world for plant production are the following:

●	No soil is needed for hydroponics.

●	The water stays in the system and can be reused - thus, a lower water requirement and waste.

●	It is possible to control the nutrition levels in their entirety; thus, lower nutrition requirements.

●	No nutrition pollution is released into the environment because of the controlled system.

●	Stable and high yields.

●	Pests and diseases are easier to get rid of than in soil because of the container’s mobility.

●	Ease of harvesting.

●	No pesticide damage.

Our Business Strategy

Due to the expected increase in the number of States where the use of cannabis, both for medical and recreational use is being legalized, the Company intends to take advantage of what we believe is our premium brand image within the cannabis farming industry. We believe that as participation in the cannabis farming industry grows, in order to supply increasing demand caused by legalization, our Solis Tek brand equipment will be sought out by existing and new cannabis farms and businesses. Further, we intend to broaden our marketing efforts to the non-cannabis lighting market, which includes, among others, green house vegetables, decorative plant nurseries, indoor aquariums, and industrial painting facilities. Our strategy is to maintain and increase our market share by expanding our marketing efforts and by introducing new and improved lighting technology to help the industry become more efficient. In addition, the Company has also intends to market and sell a new line of plant nutrients, fertilizers and grow media to help expand the market reach and maximize the revenue potential of the Company.

Products

Ballasts

Ballasts provide the proper starting voltage, operating voltage and current to the lamp to initiate and sustain its arc. High Intensity Discharge (HID) lamps have negative resistance, which causes them to draw an increasing amount of current; hence, they require a current-limiting device. The ballast provides the following functions:

It provides starting voltage and, in some cases, ignition pulses. All ballasts must provide some specific minimum voltage to ignite the lamp. In the case of pulse start lamps, an additional high voltage pulse is needed to ionize the gases within the lamp. These pulses are superimposed near the peak starting voltage waveform; It regulates the lamp’s current and power. The ballast limits the current through the lamp once it has started. The ballast’s current is set to a level that delivers the proper power to the lamp. In addition, the ballast regulates the lamp’s current through the range of typical line voltage variations, thereby keeping the lamp’s power fairly stable to maximize the lamp’s life and performance and; It provides appropriate sustaining voltage and current wave shape to achieve the lamp’s rated life. The ballast provides sufficient voltage to sustain the lamp as it ages.

Solis Tek Digital Ballasts were designed with “Ignition Control” sequential lamp ignition, and “SenseSmart”, self- diagnostic safety systems. Solis Tek Digital Ballasts are software based, compared to competitors products that are controlled by hard wired microchips dictating commands to their ballasts. Because our ballasts are software based, our ballasts are more versatile and enables us to incorporate special features such as sequential ballast ignition technology (“Ignition Control”)and SenseSmart technologies that ignites metal halide lamps one at a time based on load stability. Ignition Control is a main feature of our ballasts that comes as a standard feature in all of our ballasts. Ignition Control assures that no matter how many lamps are contained in a lighting array attached to one power source, only one lamp will turn on at a predetermined time. This technology (not a randomized ignition startup) detects the voltage and amperage frequencies of the electrical circuit and ignites an array of metal halide or sodium lamps when the load for each lamp is most stable. We believe that SolisTek digital ballasts are the only ballasts capable of this technology. The use of our technology prevents surges and spikes in electrical environment in which an array of ballasts operate and also prevents the overloading of circuit breakers.

Our SenseSmart self-diagnosing system feature, enables our ballasts to internally safety check for over/under voltage, overheating, open circuits, short circuits and more. SmartSense will recognize an unsafe condition and take pre-determined actions to alleviate the safety issue.

We offer a line of remote ballasts that include: 400W 120/240V, 600W 120/240V, 1000W 120/240V, 1000W 120/240V with remote control and timer, 1000W 240V only, and 1000W 277V.

A1 1000W Complete Fixture

Beginning in 2015, we introduced a new A1 complete fixture equipped with ballast, reflector, and double ended lamp.

Digital Lamps

Metal halide lamps are a type of HID (High Intensity Discharge) lamp; mercury vapor and high-pressure sodium lamps are also HID lamps. Light is generated by creating an arc between the two electrodes located inside the inner arc tube. The inner arc tube is typically made of quartz, and this is a very harsh environment, with high temperatures approaching 1000°C and pressures of 3 or 4 atmospheres. To start a metal halide lamp, a high starting voltage is applied to the lamp’s electrodes to ionize the gas before current can flow and start the lamp.

Solis Tek Digital Lamps are designed to be specifically tuned and matched with Solis Tek digital ballasts. Our lamps feature color enhanced full balanced spectrums, prolonged lamp life , less depreciation of lumen output over time, and precise gas combinations for increased blues, reds, and ultra violet output. Our Lamps emit a full spectrum of light tuned specifically for particular types of plants. As well, our lamps provide ample Ultra Violet light that plants thrive upon. We have designed our lamps using special low iron glass envelopes so as to prevent the blockage of the full spectrum of light that our lamps are designed to provide. Using Solis Tek lamps, growers can expect superior photo-chemical reactions, proper UV balance, advanced HID lamp that is designed especially for plant growth, plant quality, and plant yield.

We offer a select variety of spectrums in both High Pressure Sodium (HPS), Metal Halides (MH), and Ceramic Metal Halids (CMH).

LED Technology

LED (light emitting diode) lighting supports sustainable design in several ways. It uses less energy than most other types of lamps, produces less heat, lasts longer (which means less frequent replacement and therefore reduced waste), is mercury-free, and is housed in special semi-conductor “chips” designed for easier configuration, disassembly, and recycling.

In our ongoing research and development program, we have designed and developed our next generation of high intensity lighting. Our LED technology, unlike other LED lighting sources, uses an advanced UV (Ultra Violet) diode phosphor combination to make our high intensity LED based lighting systems. Our LED systems will be available in the same light spectrums as our current HID lamps. Our patent pending and proprietary design will emit lighting equivalent to the high pressure sodium spectrum and ultra-violet spectrums and eliminate the inadequacies of current LED offerings to the horticultural industry i.e.: a) low intensity; b) lack of proper spectrum for particular plants; and c) longevity. Our LED “chips” will provide, from one LED, a full spectrum of light that mimics sunlight, as compared to other LED manufacturers of LEDs who provide arrays of several color specific LEDs in an attempt to cover the full light spectrum.

LED lighting produces significantly less heat than conventional HID and HPS lamps, so growers can control their greenhouse climate more accurately. Less heat also means more effective use of light, for example by increasing light levels, extending lighting periods, or by using LED light in greenhouses on warmer days without having to ventilate. Less heat also means you can place the light source closer to plants, reducing light loss.

Solis Tek Reflectors

Our line of “Reflectors” is designed for use with our digital ballasts and lamps. However, they have standard sockets so that lamps and ballasts manufactured by others may also be used. Each Reflector features air cooling, heavily tinned wiring, low iron glass for less filtering of light, and utilize highly reflective aluminum to reflect light in the desired direction.

We currently offer five different variations and sizes of Reflectors.

Marketing

We currently market our products directly and through distributors, to hydroponic retailers through direct contacts, on-line email advertising, social media, trade magazine advertising, trade show promotions, and cross-promotional offerings. Our officers, along with four sales representatives and four distributors, are engaged in marketing our products. In addition, we work with a select few wholesale distributors who cover parts of the United States, Canada, Spain and the United Kingdom. Approximately 3% of our revenues were derived from non-U.S. sources in 2015.

Manufacturing and Supply

All of our current products are manufactured to our specifications in China. We currently rely upon one manufacturer and supplier of our ballast products. The family of our Chief Executive Officer’s spouse owns a thirty per cent (30%) interest in the manufacturer with the balance of ownership owned by non-related parties. We believe that the prices charged by this supplier is on terms no more favorable than terms generally available to terms that we may pay to an unaffiliated third party under the same or similar circumstances. All of our other products, including our lamps, are manufactured and supplied by unaffiliated third-party suppliers.

Our reliance upon manufacturers and suppliers located in China, subjects us to various political, economic, and other risks and uncertainties inherent in importing products from this country, including among other risks, export/import duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. There can be no assurance that if there were an interruption of our supply lines from China, that we would be able to find replacement suppliers of our products domestically, or from other countries, and even if we found replacement suppliers, that we would be able to obtain the products at the quality and prices we currently pay.

Technology and Development

We have entered into an agreement with G.A.S. Technologies Inc. (“GAS”) pursuant to which GAS will provide design, supply and engineering services to the Company as well as exclusively license to the Company certain products for the horticultural industry, including all digital lighting products (the “GAS Agreement”) developed by GAS. The GAS Agreement gives the Company the exclusive right to manufacture, market and distribute all of the licensed technology. Among the technologies licensed are GAS’s designs for some of the Company’s LED products.

The GAS Agreement provides that the Company will pay to Licensor a minimum royalty at the rate of $100,000 per year (the “Minimum Annual Royalty”), commencing on the date of this Agreement, plus seven per cent (7%) of all Net Sales in excess of $1,428,571 per calendar year (the “Additional Royalty”).

Intellectual Property

We do not presently have any patents or trademarks. We will rely on a combination of copyright and trade secrets as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We will rely on copyright laws to protect copy on our web site, www.solis-tek.com, and all marketing materials.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

Government Regulation

Historically, a majority percentage of end users of our products have used our products for the growing of specialty crops, such as cannabis. Currently, there are 23 States plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington and Oregon, as well as the District of Columbia, have recently approved the recreational use of cannabis. Many other States are considering legislation to similar effect. As of June 1, 2015, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of State law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of our end user customers to continue to grow cannabis. Active enforcement of the current federal regulatory position on cannabis may thus directly and adversely affect revenues.

Competition

Our Lighting Products segment currently faces competition from traditional lighting fixture companies, lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and lamps. Lighting companies such as Acuity Brands, Inc., the Cooper Lighting division of Eaton Corporation plc, General Electric Company, Hubbell Incorporated, Philips, OSRAM, Gavita, Sunlight Supply and Hydrofarm are the main competitors in this market. Increasingly, however, other companies (i.e., start-ups) are beginning to emerge in the HID and LED lighting markets in which we compete. We compete on the basis of product features, quality and price.

Our LED lighting products will compete against traditional lighting products using incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. Our LED lighting products compete against traditional lighting products based upon superior energy savings, extended life, improved lighting quality and lower total cost of ownership. Also, our LED lighting products have a reduced impact on the environment as compared to fluorescent and compact fluorescent technologies that contain mercury.

We will also compete with LED-based products from traditional and non-traditional lamp and fixture companies, some of which are customers for our LED chips and LED components. Our products compete on the basis of color quality and consistency, superior light output, reduced energy consumption, brand and lower total cost of ownership.

Patents, trademarks, franchises, concessions, royalty agreements

We do not presently have any patents. We do own trademarks on certain of our products and our logo. We will rely on a combination of copyright and trade secrets as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We will rely on copyright laws to protect copy on our web site, www.solis-tek.com, and all marketing materials.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

Employees

As of the date hereof, the Company has 15 full-time employees, working for us in various capacities, including two Executive Officers, four in sales, five administrative, three in the warehouse, and one in research and development.

Item 1A - RISK FACTORS.

RISK FACTORS

RISKS RELATED TO MARIJUANA LAWS

Our business is dependent on laws pertaining to the marijuana industry.

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana, which would negatively impact our business.

Currently, there are twenty-three States plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, Alaska, Oregon, as well as the District of Columbia, have recently approved the recreational use of cannabis. The State laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama Administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by State-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Federal enforcement practices could change with respect to participants in the cannabis industry, which could adversely impact us. If the federal government were to change its practices, or were to expand its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our customers from selling cannabis, and if such legislation were enacted, such customers may discontinue the use of our services, our potential source of customers would be reduced, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to the Company.

We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

RISKS RELATED TO OUR BUSINESS

Our manufacturing is concentrated with two key manufacturers, and if our relationship with either or both of them terminates or is otherwise impaired, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a material loss of net sales.

We have no long-term contracts with our manufacturers and as a result, our manufacturers could cease to provide products to us with no notice. Two of our manufacturers, Shenzhen Jayo Technologies Co., Ltd. and Zhuhai Relite Co., Ltd, together accounted for approximately 96% of our cost of goods sold in 2015 and 2014, respectively. Each of these manufacturers is the sole source supplier for the products that it produces. We purchase from these two manufacturers on a purchase order basis with orders generally filled between 45 and 60 days after our purchase order is placed. A loss of either or both of these manufacturers or other key manufacturers would result in delayed deliveries to our retailers and distributors, would adversely impact our net sales and may require the establishment of new manufacturing relationships. Additionally, we cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times.

Risk of reliance on suppliers and manufacturers in China for production of our lighting related products.

All of our products are imported from and manufactured in China. For this reason, a major change in the political, economic and/or legal environment, or a natural disaster in China or another center of production, could have an impact on our ability to supply products.

We face business, political, operational, financial and economic risks because a portion of our net sales are generated internationally and substantially all of our products are manufactured outside of the United States.

We face business, political, operational, financial and economic risks inherent in international business, many of which are beyond our control, including: difficulties obtaining domestic and foreign export, import and other governmental approvals, permits and licenses, and compliance with foreign laws, which could halt, interrupt or delay our operations if we cannot obtain such approvals, permits and licenses, and that could have a material adverse effect on our results of operations; difficulties encountered by our international distributors or us in staffing and managing foreign operations or international sales, including higher labor costs, which could increase our expenses and decrease our net sales and profitability; transportation delays and difficulties of managing international distribution channels, which could halt, interrupt or delay our operations; longer payment cycles for, and greater difficulty collecting, accounts receivable, which could reduce our net sales and harm our financial results; trade restrictions, higher tariffs, currency fluctuations or the imposition of additional regulations relating to import or export of our products, especially in China, where substantially all of our products are manufactured, which could force us to seek alternate manufacturing sources or increase our expenses, either of which could have a material adverse effect on our results of operations; political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions, any of which could materially and adversely affect our net sales and results of operations; and natural disasters, which could have a material adverse effect on our results of operations.

Any of these factors could reduce our net sales, decrease our gross margin or increase our expenses. Should we establish our own operations in international territories where we currently utilize a distributor, we will become subject to greater risks associated with operating outside of the United States.

Any shortage of raw materials or components could impair our ability to ship orders of our products in a cost-efficient manner or could cause us to miss the delivery requirements of our retailers or distributors, which could harm our business.

The ability of our manufacturers to supply our products is dependent, in part, upon the availability of raw materials and certain components. Our manufacturers may experience shortages in the availability of raw materials or components, which could result in delayed delivery of products to us or in increased costs to us. Any shortage of raw materials or components or inability to control costs associated with manufacturing could increase the costs for our products or impair our ability to ship orders in a timely cost-efficient manner. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

Our business could suffer if any of our manufacturers fail to use acceptable labor practices.

We do not control our manufacturers or their labor practices. The violation of labor or other laws by a manufacturer utilized by us, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical or legal in the United States, could damage our reputation or disrupt the shipment of finished products to us if such manufacturer is ordered to cease its manufacturing operations due to violations of laws or if such manufacturer’s operations are adversely affected by such failure to use acceptable labor practices. If this were to occur, it could have a material adverse effect on our financial condition and results of operations.

Foreign currency risk

For most products imported for our core business, transactions are conducted in U.S. dollars. Many major movements in exchange rates that persist for prolonged periods could have an adverse impact on our business results.

We may elect from time to time to make changes to our pricing, service, hiring and marketing decisions that could increase our expenses, affect our revenues and impact our financial results.

Because our expense levels in any given quarter are based, in part, on management’s expectations regarding future revenues, if revenues are below expectations, the effect on our operating results may be magnified by our inability to adjust spending in a timely manner to compensate for a shortfall in revenues. The extent to which expenses are not subsequently followed by increased revenues would harm our operating results and could seriously impair our business.

If we are unable to generate sufficient cash flow from operations or are unable to obtain additional equity or debt financing, to meet our working capital requirements, we may have to curtail our business operations sharply or cease business altogether.

We have a relatively short operating history on which to evaluate our potential for future success. This makes it difficult to evaluate our future prospects and the risk of success or failure of our business.

We incorporated in June of 2010 and your evaluation of our business and prospects will be based on our limited history. Consequently, our short history and results of operations may not give you an accurate indication of our future results of operations or prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a highly competitive market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

As we grow our business, we cannot guarantee our business strategies will be successful or that our revenues will ever increase sufficiently to achieve and maintain profitability on a quarterly or annual basis.

Defects or disruptions in the delivery if our service could diminish demand, decrease market acceptance or decrease customer satisfaction of our service and subject us to substantial liability.

We may, from time to time, find defects in our products service may be detected in the future. Any defects with our products could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales, or, customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

●	expand our products offerings effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	meet our capital needs;

●	identify and hire qualified employees or retain valued employees; or

●	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

Our operating results may fluctuate significantly based on customer acceptance of our products. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. If customers do not accept our products, our sales and revenues will decline, resulting in a reduction in our operating income.

Customer interest for our products could also be impacted by the timing of our introduction of new products. If our competitors introduce new products around the same time that we issue new products, and if such competing products are superior to our own, customers’ desire for our products could decrease, resulting in a decrease in our sales and revenues. To the extent that we introduce new products and customers decide not to migrate to our new products from our older products, our revenues could be negatively impacted due to the loss of revenue from those customers. In the event that our newer products do not sell as well as our older products, we could also experience a reduction in our revenues and operating income.

As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products to our customers. The process of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We may have to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products depends on several factors, including proper new product definition, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or non-competitive.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition and our results of operations.

We may be unable to obtain intellectual property rights to effectively protect our technology. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our technology, our revenue and earnings, financial condition, or results of operations would be adversely affected.

We may be adversely affected by the financial condition of our retailers and distributors.

Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral. While such credit losses have historically been within our reserves, we cannot assure you that this will continue to be the case. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition.

Our industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and launch new product and service offerings.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

To date, our revenue growth has been derived primarily from the sale of our products. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins.

Weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance will depend, in part, on worldwide economic conditions. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, going concern threats to major multinational companies and medium and small businesses, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets and bankruptcies. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our proposed enterprise cloud computing application service, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could adversely affect our operating results.

If we experience significant fluctuations in our rate of anticipated growth and fail to balance our expenses with our revenue forecasts, our results could be harmed.

Due to our evolving business model, the unpredictability of new markets that we intend to enter and the unpredictability of future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investment on estimates of future revenue and future anticipated rate of growth. As a result, we expect that our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis.

We may in the future be sued by third parties for alleged infringement of their proprietary rights.

The lighting industry are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We may receive in the future communications from third parties claiming that we have infringed the intellectual property rights of others. We may in the future be, sued by third parties for alleged infringement of their proprietary rights. Our technologies may not be able to withstand any third-party claims against their use. The outcome of any litigation is inherently uncertain. Any intellectual property claims, whether with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, or could otherwise adversely affect our operating results or cash flows or both in a particular quarter.

Supporting a growing customer base could strain our personnel and corporate infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Our current Management and human resources infrastructure is comprised of our CEO, our COO and several outsourced consultants. Our success will depend, in part, upon the ability of our Management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected domestic growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

We are dependent on our CEO and COO, and the loss of one or more of these individuals could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer and Chief Operating Officers. We do not have employment agreements with our CEO and COO; therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on our CEO or COO. The loss of the services of our CEO and COO could seriously harm our business.

Failure to manage growth properly could seriously harm our business.

We have experienced, and may continue to experience, significant growth in our business. If we do not effectively manage our growth, the quality of our business may suffer, which could negatively affect our reputation and demand for our offerings. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. Among other things, this will require us to: implement additional management information systems; further develop our operating, administrative, legal, financial, and accounting systems and controls; hire additional personnel; develop additional levels of management within our company; locate additional office space; maintain and improve coordination among our engineering, product, operations, legal, finance, sales, marketing, and customer service and support organizations; and manage our expanding international operations.

Moreover, as our sales increase, we may be required to concurrently deploy our business infrastructure at multiple additional locations and/or provide increased levels of customization. As a result, we may lack the resources to deploy our products on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver our products in a timely fashion, fulfill existing customer commitments or attract and retain new customers.

Our ability to grow our business may depend on developing a positive brand reputation and member loyalty.

Establishing and maintaining a positive brand reputation and nurturing customer loyalty is critical to attracting new customers. We expect to expend reasonable but limited resources to develop, maintain and enhance our brand in the near future. In addition, nurturing customer loyalty will depend on our ability to provide high-quality products which we may not do successfully. If we are unable to maintain and enhance our brand reputation and customer loyalty, our ability to attract new marketplace participants will be harmed.

There can be no assurance that we will be able to compete against the numerous direct, indirect and partial competitors, many of which have valuable industry relationships and access to greater resources than we do.

Our retail and online distribution channels compete for customers and sales with many different companies and products that are competitive today and likely to be even more competitive in the future. Accordingly, it is essential that we continue to develop, improve and refine our products and the value propositions that are offered to customers.

We also face competition from other companies that offer equipment. Moreover, as the negative stigma associated with cannabis horticulture diminishes, it is very possible that other better capitalized public and private companies many enter the market and may effectively challenge the value proposition offered by us. These competitors may be able to attract customers more easily because of their financial resources. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. There can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to maintain significant levels of revenues, or recognize net income, from the sale of our products and services.

We do not anticipate paying dividends in the foreseeable future.

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business and we do not intend to declare or pay any cash dividends in the foreseeable future. Future payment of cash dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition and capital requirements. Corporations that pay dividends may be viewed as a better investment than corporations that do not.

We are dependent to some extent on our Chief Technology Consultant for new and improved products.

The Company’s Chief Technology Consultant is GAS Technologies Incorporated (“GAST”). Should GAST or any other participating technology providers be unable to execute their portion of the development effort, new development of exclusive products of Solis Tek or any of its future plans could be delayed until a replacement is found.

Legal Contingencies.

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure you that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events. Except as described below, we are not currently a party to any material litigation.

We may need to raise additional capital. If we are unable to raise additional capital, we may not be able to achieve our business plan.

We may need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute current shareholders’ ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment.

We have limited protection of our intellectual property.

There can be no assurance that we will be able to adequately protect our trade secrets. In the event competitors independently develop or otherwise obtain access to our know-how, concepts or trade secrets, we may be adversely affected.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

There is not an active liquid trading market for the Company’s common stock.

The Company common stock is quoted on the OTCQB. However, there is no regular active trading market in the Company’s common stock, and we cannot give an assurance that an active trading market will develop. If an active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control, such as:

●	Actual or anticipated variations in our operating results (including whether we have achieved our key business targets, and/or earnings estimates) and prospects;

●	Announcements of technological innovations by us or our competitors;

●	Announcements by us or our competitors of significant acquisitions, business achievements, strategic partnerships, joint ventures, or capital commitments;

●	Additions or departures of key personnel;

●	Introduction of new services by us or our competitors;

●	Sales of our common stock or other securities in the open market (particularly if overall trading volume is not high);

●	General market conditions and broader political and economic conditions;

●	Actual or anticipated monetization’s of our patents; and

●	Other events or factors, many of which are beyond our control.

Our board of directors has the authority to issue up to 5 million shares of “blank check” preferred stock. The issuance of any preferred stock may adversely affect the holders of common stock.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Future issuance of our Common Stock could dilute the interests of existing shareholders.

We may issue additional shares of our Common Stock in the future. The issuance of a substantial amount of Common Stock could have the effect of substantially diluting the interests of our shareholders. In addition, the sale of a substantial amount of Common Stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse effect on the market price of our Common Stock.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our common shares. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends.

The application of the Securities and Exchange Commission’s “penny stock” rules to our Common Stock could limit trading activity in the market, and our shareholders may find it more difficult to sell their stock.

It is expected our Common Stock will be trading at less than $5.00 per share and is therefore subject to the SEC penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell our Common Stock.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff or consultants in order to develop and implement appropriate internal controls and reporting procedures.

We will incur increased costs as a public company which may affect our profitability.

Solis Tek Inc. previously operated as a private company in California. As a public company, we incur significant legal, accounting and other expenses. We are subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. Compliance with these rules and regulations will significantly increase our legal and financial compliance costs and some activities will become more time-consuming and costly. Management may need to increase compensation for senior executive officers, engage additional senior financial officers who are able to adopt financial reporting and control procedures, allocate a budget for an investor and public relations program, and increase our financial and accounting staff in order to meet the demands and financial reporting requirements as a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC require changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because our directors and executive officers are among our largest shareholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of shareholders.

Our directors and executive officers own or control a significant percentage of the Common Stock. Additionally, the holdings of our directors and executive officers may increase in the future if they otherwise acquire additional shares of our Common Stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how the Company’s other shareholders, including purchasers in the Offering, may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our shareholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any real property. Our principal executive offices and warehouse are located at 16926 S. Keegan Avenue, Unit A, Carson, California. We occupy the 19,060 square foot facility pursuant to a lease ending on August 31, 2017, with an unaffiliated party, pursuant to which we pay $9,339.40 per month in rental charges.

On October 1, 2014, our wholly owned subsidiary, Solis Tek East, Corporation executed a lease for a 10,160 square foot offices and warehouse facilities located at 89 Leuning Street, Unit D2, South Hackensack New Jersey. The lease, with an unaffiliated party, is for the five year period ending on December 31, 2019, pursuant to which Solis Tek East, Corporation pays $8,818.59 per month in rental charges. The Company has guaranteed Solis Tek East, Corporation’s performance under the lease.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTCQB under the symbol “SLTK”. The following quotations obtained from Yahoo! Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
December 31, 2015	$0.30	$0.30
September 30, 2015	$0.33	$0.33
June 30, 2015	$2.00	$2.00
March 31, 2015	$2.00	$2.00
December 31, 2014	$2.00	$2.00
September 30, 2014	$2.00	$2.00
June 30, 2014	$2.00	$2.00
March 31, 2014	$2.00	$2.00

On April 4, 2016, the closing high and low bid prices for our common stock was $0.50 and $0.50 respectively.

Transfer Agent

Our Transfer Agent and Registrar for our common stock is Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT. 84121.

Holders of Common Stock

As of December 31, 2015, there were approximately 85 shareholders of record holding a total of 29,576,998 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

We have declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition and other relevant factors. There are no restrictions that currently limit the Registrant’s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended December 31, 2014, the Company sold a total of 4,575,000 shares of its common stock at $0.25 and at $0.50 per share pursuant to private placement offerings. The gross proceeds from the sale were $1,887,500 and the net proceeds were $1,873,025. During the year ended December 31, 2015, the Company sold an additional 1,612,032 shares of its common stock at $0.50 per share as part of the private placement offering. The gross and net proceeds from the sale were $806,000. At December 31, 2015, there were 29,576,998 shares of common stock issued and outstanding.

In November 2015, the Company entered into a four year employment agreement with one of its employees in which the employee was granted 500,000 shares of the Company’s common stock. The shares vest equally in six month periods over the four years, with the first tranche of 62,500 shares vesting in May 2016, subject to the employee being employed by the Company at the end of each six month period and to the provisions of the Standard Terms and Conditions. In all other respects, and except as specifically provided herein, such grant will be subject to terms and conditions of the Company’s standard terms and conditions for this type of award.

The foregoing issuances were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, including finite lived intangible assets, accrued liabilities, fair value of warrant derivatives and certain expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:

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

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity, see Note 5) offers a three year warranty on its products. Through December 31, 2015, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, in late 2015, the related party vendor issued the Company a credit memo for the entire amount of their returned product, totaling $653,118. The Company is planning to send the products to a free trade zone in Hong Kong or to another location in China, to repair, or replace, the defective products. As the manufacturer has issued the Company a credit for all of the defective product, the Company has not recorded a reserve on any of those products. But, the Company has recorded a reserve on the other manufacturer’s products.

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014

Revenue and Cost of Goods Sold

Revenue for the years ended December 31, 2015 and 2014 was $7,713,456 and $6,155,379, respectively. The increase of $1,558,077 was primarily due to more market penetration within our hydroponic customers and commercial facilities during 2015, as compared to 2014.

Cost of sales for the years ended December 31, 2015 and 2014, was $4,994,420 and $4,638,749, respectively. Gross profit for the years ended December 31, 2015 and 2014, was $2,719,036 and $1,516,630, respectively. The gross profit increase of $1,202,406 was primarily due to the increase in revenue, but the Company’s gross profit margin also increased from 25% during 2014 to 35% during 2015. The increase in profit margin related to the sales of higher margin products during the 2015 period, primarily lamp products.

Research and Development Expenses

Research and development (“R&D”) expenses for the years ended December 31, 2015 and 2014 was $256,448 and $120,537, respectively. The increase in R&D expenses of $135,911 was due primarily to the addition of an employee dedicated to R&D activities beginning in the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2015 and 2014 was $2,825,269 and $1,808,291, respectively. The increase in SG&A expenses of $1,016,978 partially related to the opening of our two new subsidiaries in late 2014, primarily our east coast subsidiary and its related facility. SG&A expenses for our two new subsidiaries in 2015 were $504,541 and are included in the variances to follow. The increase in SG&A expenses was due primarily to the increase in labor costs of $620,089, trade show and promotional costs of $101,668, rent and facility costs of $82,088 and bad debt expense of $76,166, plus other SG&A expenses.

Other Income and Expenses

Other expenses, net, for the years ended December 31, 2015 and 2014 was $309,443 and $298,042, respectively. The increase in other expenses, net, in 2015 of $11,401 related to merger costs incurred in 2015 of $248,980 and the increase in interest expense of $12,362, offset by an impairment of a loan receivable in 2014 in the amount of $250,000. The increase in interest expense in 2015 related to the amortization of loan fees recorded as interest expense in 2015 of $11,630.

Net Loss

Our net loss for the years ended December 31, 2015 and 2014 was $553,022 and $660,632, respectively. The decrease in net loss of $107,610 was due to the increase in gross profit of $1,202,406 and the increase in the benefit for income taxes of $69,494, offset by the increase in R&D expenses of $135,911, the increase in SG&A expenses of $1,016,978 and the increase in other expenses, net, of $11,401.

Liquidity and Capital Resources

Cash and Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2015, the Company recorded a net loss of $553,022 and utilized cash in operations of $1,249,157. During 2015, the company experienced losses in connection with professional and other fees incurred in connection with its reverse merger. In addition, the Company increased its inventory levels to acquire new products and to meet anticipated sales demand. These factors combined to significantly utilize existing cash on hand and maximize utilization of our credit facilities.

We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. The Company’s secured working capital facility will expire in May 2016, which will need to be replaced with another similar facility. The Company believes it can successfully obtain a new loan to replace its existing bank loan, but there is no assurance that such facility will be available to us. If the Company cannot obtain such financing, the Company’s two officers/shareholders have made available to the Company a $600,000 line of credit which we will be able to draw upon if needed.

Historically, we have financed our operations primarily through private sales of common stock, a line of credit and loans from a third party financial institution and related parties. We anticipate that our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

The Company has a revolving line of credit with a bank in which it can borrow up to $600,000. The line of credit expired April 1, 2014, but has been extended until May 1, 2016. Borrowings under the line of credit bear interest at 4.75%. The outstanding balance on the line of credit was $600,000 at December 31, 2015 and 2014. The line of credit is secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence.

In September 2015, the Company entered into a Business Loan and Security Agreement, under which the Company can borrow up to $500,000. The loan matures in September 2016 and is secured by credit card collections and certain Company assets. The agreement requires the Company to repay the loan from the credit card deposits it receives from its customers. The repayment rate is 21% of each deposit. The loan does not accrue interest but includes a non-refundable fee of $40,000, which can be reduced if paid early. In September 2015, the Company borrowed $500,000 under the agreement. At December 31, 2015, $341,035 was owed on the loan.

Comparison of years ended December 31, 2015 and 2014

As of December 31, 2015, we had $106,316 in cash, working capital of $1,590,461 and an accumulated deficit of $881,963.

As of December 31, 2014, we had $408,996 in cash, working capital of $1,428,185 and an accumulated deficit of $328,941.

Cash flows used in operating activities

During the year ended December 31, 2015, the Company used cash flows in operating activities of $1,249,157 compared to $1,260,889 used in the year ended December 31, 2014. The reasons for the decrease in cash used in operating activities in the amount of $11,732 was due mainly to the increases in accounts payable and accrued expenses of $227,323 and due to related parties of $835,364, plus the reduction in inventories under warranty claims of $531,649, offset by the increase in inventories of $1,443,631 and the reduction of income taxes payable of $335,392.

Cash flows used in investing activities

During the year ended December 31, 2015, we had purchases of property and equipment of $144,011, while during the year ended December 31, 2014, we had purchases of property and equipment of $76,753. Also during the year ended December 31, 2014, we advanced $250,000 under a loan receivable agreement (see Note 3).

Cash flows provided by financing activities

During year ended December 31, 2015, we had net proceeds from the sale of common stock of $806,000. We also received proceeds from two loans payable in the amount of $500,000. We used cash from financing activities to make payments to amounts due to officer-shareholders of $29,530, for our loans payable of $172,415 and for our capital lease obligations of $13,889. During year ended December 31, 2014, we had net proceeds from the sale of common stock of $1,873,025 and we had net proceeds from amounts due to officer-shareholders of $100,000. We used cash from financing activities to make payments for our capital lease obligations of $7,963 and for amounts due to officer-shareholders of $94,084.

New Accounting Standards

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Solis Tek Inc.

We have audited the accompanying consolidated balance sheets of Solis Tek Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Los Angeles, California

April 6, 2016

Solis Tek Inc.

(Formerly Cinjet, Inc.)

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$106,316	$408,996
Accounts receivable, net of allowance for doubtful accounts and returns of $233,951 and $144,098 at December 31, 2015 and 2014	560,974	490,362
Inventories	3,819,859	1,751,361
Inventories under warranty claims - related party	75,621	303,635
Advances to suppliers	22,420	31,492
Prepaid expenses and other current assets	10,241	17,153
Income taxes receivable	75,390	99,816
TOTAL CURRENT ASSETS	4,670,821	3,102,815

Property and equipment, net	267,701	130,715
Other assets	32,071	30,422
TOTAL ASSETS	$4,970,593	$3,263,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$564,445	$228,399
Due to related parties	1,231,754	198,195
Customer deposits	-	11,970
Amounts due to officers-shareholders	322,265	336,011
Income taxes payable	-	285,184
Capital lease obligations, current portion	12,807	14,871
Loans payable, current portion	349,089	-
Line of credit	600,000	600,000
TOTAL CURRENT LIABILITIES	3,080,360	1,674,630

Capital lease obligations, long-term	23,413	35,238
Loans payable, long-term	34,219	-
TOTAL LIABILITIES	3,137,992	1,709,868

SHAREHOLDERS’ EQUITY
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 29,576,998 and 24,574,968 shares issued and outstanding, respectively	2,958	2,457
Additional paid-in capital	2,711,606	1,880,568
Accumulated deficit	(881,963)	(328,941)
TOTAL SHAREHOLDERS’ EQUITY	1,832,601	1,554,084

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,970,593	$3,263,952

The accompanying notes are an integral part of these consolidated financial statements.

Solis Tek Inc.

(Formerly Cinjet, Inc.)

Consolidated Statements of Operations

	Year Ended
	December 31,
	2015	2014

Sales	$7,713,456	$6,155,379

Cost of goods sold	4,994,420	4,638,749

Gross profit	2,719,036	1,516,630

Operating expenses
Research and development	256,448	120,537
Selling, general and administrative expenses	2,825,269	1,808,291
Total operating expenses	3,081,717	1,928,828

Loss from operations	(362,681)	(412,198)

Other income (expenses)
Interest expense	(60,463)	(48,101)
Interest income	-	59
Impairment of loan receivable	-	(250,000)
Merger costs	(248,980)	-
	(309,443)	(298,042)

Loss before income taxes	(672,124)	(710,240)

Benefit for income taxes	(119,102)	(49,608)

NET LOSS	$(553,022)	$(660,632)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	27,764,038	21,315,101

The accompanying notes are an integral part of these consolidated financial statements.

Solis Tek Inc.

(Formerly Cinjet, Inc.)

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	20,000,000	$2,000	$8,000	$331,691	$341,691

Net proceeds from the sale of common stock	4,574,968	457	1,872,568	-	1,873,025

Net loss for the year ended December 31, 2014	-	-	-	(660,632)	(660,632)

Balance, December 31, 2014	24,574,968	2,457	1,880,568	(328,941)	1,554,084

Net proceeds from the sale of common stock	1,612,032	161	805,839	-	806,000

Issuance of common stock upon reverse merger	3,364,998	337	(15)	-	322

Fair value of common stock issued for services	-	-	15,217	-	15,217

Issuance of common stock for repayment of
accounts payable	25,000	3	9,997	-	10,000

Net loss for the year ended December 31, 2015	-	-	-	(553,022)	(553,022)

Balance, December 31, 2015	29,576,998	$2,958	$2,711,606	$(881,963)	$1,832,601

The accompanying notes are an integral part of these consolidated financial statements.

Solis Tek Inc.

(Formerly Cinjet, Inc.)

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(553,022)	$(660,632)

Adjustments to reconcile net loss to net cash used in operating activities

Provision for bad debts	89,854	13,688
Depreciation and amortization	51,118	14,544
Impairment of loan receivable	-	250,000
Amortization of loan fees	11,630	-
Interest expense on notes payable to officers	15,784	17,747
Fair value of common stock issued for services	15,217	-
Fair value of common stock issued for repayment of accounts payable	10,000	-

Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(160,466)	(298,164)
Inventories	(2,068,498)	(624,867)
Inventories under warranty claims	228,014	(303,635)
Advances to suppliers	9,072	257,575
Prepaid expenses and other current assets	6,912	(11,435)
Income taxes receivable	24,426	(99,816)
Other assets	(1,649)	(17,638)
(Decrease) Increase in:
Accounts payable and accrued expenses	336,046	108,723
Due to related parties	1,033,559	198,195
Customer deposits	(11,970)	(155,382)
Income taxes payable	(285,184)	50,208
Net cash used in operating activities	(1,249,157)	(1,260,889)

Cash Flows from Investing Activities
Advance under loan receivable	-	(250,000)
Cash acquired under reverse merger	322	-
Purchases of property and equipment	(144,011)	(76,753)
Net cash used in investing activities	(143,689)	(326,753)

Cash Flows from Financing Activities
Net proceeds from sale of common stock	806,000	1,873,025
Payments on capital lease obligations	(13,889)	(7,963)
Proceeds from loans payable	500,000	-
Payments on loans payable	(172,415)	-
Proceeds from amounts due to officers	-	100,000
Payments on amounts due to officers	(29,530)	(94,084)
Net cash provided by financing activities	1,090,166	1,870,978

Net increase (decrease) in cash	(302,680)	283,336

Cash beginning of year	408,996	125,660
Cash end of year	$106,316	$408,996

Interest paid	$33,049	$66,177
Taxes paid	$200,748	$-

Non-cash transactions
Purchase of property through loan payable	$44,093	$-
Purchase of property through capital lease obligations	$-	$51,747

The accompanying notes are an integral part of these consolidated financial statements.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – BASIS OF PRESENTATION

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

In 2014, the Company established two wholly-owned subsidiaries, Solis Tek East Corporation, an entity incorporated under the laws of the State of New Jersey, and GrowPro Solutions, Inc., an entity incorporated under the laws of the State of California.

Overview of Business

The Company is an importer, distributer and marketer of digital lighting equipment for the hydroponics industry. Using certain of its proprietary technologies, the Company provides innovative aptitudes with its ballast, reflector and lamp products. The Company’s customers include retail stores, distributors and commercial growers in the United States and abroad.

Cash and Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2015, the Company recorded a net loss of $553,022 and utilized cash in operations of $1,249,157. During 2015, the company experienced losses in connection with professional and other fees incurred in connection with its reverse merger. In addition, the Company increased its inventory levels to acquire new products and to meet anticipated sales demand. These factors combined to significantly utilize existing cash on hand and maximize utilization of our credit facilities.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Cash and Liquidity (continued)

We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months. The Company’s secured working capital facility will expire in May 2016, which will need to be replaced with another similar facility. The Company believes it can successfully obtain a new loan to replace its existing bank loan, but there is no assurance that such facility will be available to us. If the Company cannot obtain such financing, the Company’s two officers/shareholders have made available to the Company a $600,000 line of credit, which we will be able to draw upon if needed (see Note 11 - subsequent events).

Historically, we have financed our operations primarily through private sales of common stock, a line of credit and loans from a third party financial institution and related parties. We anticipate that our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Loss per Share Calculations

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2015 and 2014, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. Customer deposits were $11,970 at December 31, 2014. There were no customer deposits at December 31, 2015.

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. The Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of December 31, 2015 and December 31, 2014, the Company recorded a reserve for returned product in the amount of $130,410, which reduced the accounts receivable balances as of those periods.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $820 and $34,524 for the years ended December 31, 2015 and 2014, respectively.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At December 31, 2015, and December 31, 2014, the allowance for doubtful accounts and returns was $233,951 and $144,098, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of December 31, 2015 and 2014.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The Company recorded a write down of inventories of $155,014 and $37,675 during the years ended December 31, 2015 and 2014.

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity, see Note 5) offers a three year warranty on its products. Through December 31, 2015, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, in late 2015, the related party vendor issued the Company a credit memo for the entire amount of their returned product, totaling $653,118. The Company is planning to send the products to a free trade zone in Hong Kong or to another location in China, to repair, or replace, the defective products. As the manufacturer has issued the Company a credit for all of the defective product, the Company has not recorded a reserve on any of those products. But, the Company has recorded a reserve on the other manufacturer’s products. During the years ended December 31, 2015 and 2014, the Company recorded a charge of $60,719 and $149,948 relating to the write down of these inventories to net realizable value.

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

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2015 and 2014.

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

Concentration Risks

The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities, and other factors could negatively impact the Company’s operating results. State and federal government laws could have a material adverse impact on the Company’s future revenues and results of operations.

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases its key products and components from single vendors. During the years ended December 31, 2015 and 2014, its ballasts, lamps and reflectors, which comprised the vast majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a related party (see Note 5).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There were no customers that accounted for more than 10% of the Company’s revenue for the years ended December 31, 2015 and 2014. Shipments to customers outside the United States comprised 3% and 12% for the years ended December 31, 2015 and 2014.

As of December 31, 2015, two customers accounted for 15% and 20% of the Company’s trade accounts receivable balance, and as of December 31, 2014, three customers accounted for 14%, 16% and 18% of the Company’s trade accounts receivable balance. Customers outside the United States represented 8% and 15% of the Company’s trade accounts receivable balance as of December 31, 2015 and 2014, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of ASU 2015-11 be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method are not impacted by the new guidance. ASU 2015-11 applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for public business entities in fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2015-11 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – IMPAIRMENT OF LOAN RECEIVABLE

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

As of December 31, 2015 and 2014, the Borrower was unable to complete its required quarterly interest payments and notified the Company that it did not anticipate being able to make its required quarterly payments until after December 2015. As such, the Company recorded an impairment of the entire loan balance and all unpaid interest as of December 31, 2014. The Company has not ascribed any value to its ownership percentage in the Borrower.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Machinery and equipment	$231,506	$101,632
Computer equipment	12,448	6,550
Furniture and fixtures	89,266	43,934
Leasehold improvements	7,000	-
	340,220	152,116
Less: accumulated depreciation and amortization	(72,519)	(21,401)
Property and equipment, net	$267,701	$130,715

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $51,118 and $14,544, respectively.

Property and equipment include assets acquired under capital leases of $64,632 at December 31, 2015 and 2014, respectively. Related depreciation included in accumulated depreciation was $23,814 and $10,687 at December 31, 2015 and 2014, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the years ended December 31, 2015 and 2014 totaled approximately $6,265,000 and $4,079,000, respectively. The Company believes purchase prices from the related party approximate what the Company would have to pay from an independent third party vendor. At December 31, 2015 and 2014, the Company owed the related party $1,171,754 and $198,195, respectively.

Amounts Due to Officers/Shareholders

On July 1, 2012, the Company entered into notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 and $210,000 at December 31, 2015 and 2014, respectively. Interest paid to the officers/shareholders relating to the notes for the year ended December 31, 2014 was $36,000. There was no interest paid to the officers/shareholders relating to the notes for the year ended December 31, 2015. Interest expense on the notes for the years ended December 31, 2015 and 2014 was $15,784 and $17,747, respectively.

As of December 31, 2015 and 2014, the Company also owed the same two officers/shareholders as noted above an additional $127,265 and $126,011, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 and $12,826 as of December 31, 2015 and 2014, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable described above, which totaled to $28,969 and $13,185 at December 31, 2015 and 2014, respectively. Also included is $94,999 and $100,000 of unpaid compensation, which was owed to the officers/shareholders at December 31, 2015 and 2014, respectively.

Loan Payable

In November 2015, the Company borrowed $60,000 from the parents of one of the Company’s officer/shareholders. The loan accrues interest at 10% per annum, is unsecured and is due on or before December 31, 2016. A total of $60,000 was owed on the loan as of December 31, 2015.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 6 - LINE OF CREDIT

The Company has a revolving line of credit with a bank in which it can borrow up to $600,000. The line of credit expired April 1, 2014, but has been extended until May 1, 2016. Borrowings under the line of credit bear interest at 4.75%. The outstanding balance on the line of credit was $600,000 at December 31, 2015 and 2014. The line of credit is secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following as of December 31, 2015:

December 31, 2015

Business loan (a)	$341,035
Automobile loans (b)	42,273
383,308
Less: current portion	(349,089)
Non-current portion	$34,219

a.	In September 2015, the Company entered into a Business Loan and Security Agreement, under which the Company can borrow up to $500,000. The loan matures in September 2016 and is secured by credit card collections and certain Company assets. The agreement requires the Company to repay the loan from the credit card deposits it receives from its customers. The repayment rate is 21% of each deposit. The loan does not accrue interest but includes a non-refundable fee of $40,000, which can be reduced if paid early. In September 2015, the Company borrowed $500,000 under the agreement. At December 31, 2015, $341,035 was owed on the loan. Loan fee amortization, recorded as interest expense, was $11,630 for the year ended December 31, 2015.

b.	In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $42,273 was owed on the loans as of December 31, 2015.

Principal payments due on long-term debt as of December 31, 2015 for each of the next five years are as follows:

Years ending December 31,	Amount
2016	$8,053
2017	8,262
2018	8,476
2019	7,542
Thereafter	9,940
TOTAL	$42,273

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 8 – SHAREHOLDERS’ EQUITY

As of December 31, 2013, there were 20,000,000 shares of common stock issued and outstanding and no preferred stock issued and outstanding. During the year ended December 31, 2014, the Company sold 4,574,968 shares of its common stock. The proceeds from the sale were $1,873,025. During the year ended December 31, 2015, prior to the reverse merger, the Company sold 1,612,032 shares of its common stock. The proceeds from the sale were $806,000. As part of the merger with STI (see Note 1), the Company issued 3,364,998 shares of its common stock. Also, during the year ended December 31, 2015, the Company issued 25,000 shares of its common stock for repayment of an accounts payable invoice totaling $10,000.

In November 2015, the Company entered into a four year employment agreement with one of its employees in which the employee was granted 500,000 shares of the Company’s common stock. The fair value of the shares on the date of grant was $400,000, which is being amortized ratably over the four year service period. The amount amortized as stock based compensation in 2015 was $15,217. The shares vest equally in six month periods over the four years, with the first tranche of 62,500 shares vesting in May 2016.

At December 31, 2015, there were 29,576,998 shares of common stock issued and outstanding.

NOTE 9 - COMMITMENTS

Operating Leases

The Company leases office and warehouse facilities under two non-cancellable lease agreements, one in Southern California and one in New Jersey. The Southern California lease was initiated in September 2013 and expires August 31, 2017. The New Jersey lease was initiated in October 2014 and expires September 30, 2019.

Minimum annual rental commitments under non-cancelable leases at December 31, 2015 are as follows:

Years ending December 31,	Amount
2016	$183,218
2017	148,020
2018	75,540
2019	57,912
TOTAL	$464,690

Rent expense was $217,304 and $136,049 for the years ended December 31, 2015 and 2014, respectively.

Capital Leases

The Company leases equipment under capital lease agreements. Future minimum lease payments at December 31, 2015 are as follows:

Years ending December 31,	Amount
2016	$14,950
2017	14,950
2018	9,668
Total minimum lease payments	39,568

Less: amount represented by interest	(3,348)
Less: current portion	(12,807)
Capital lease obligations, net of current portion	$23,413

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 9 – COMMITMENTS (CONTINUED)

Technology License Agreement

In March 2013, the Company entered into a Technology License Agreement with a third party vendor for consulting services. Under the agreement, the Company agreed to pay the vendor $100,000 per year commencing on March 1, 2013, with a certain amount of the payments to be deferred in 2013 and 2014. For each of the years ended December 31, 2015 and 2014, $100,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations. As of December 31, 2014, $74,989 was owed under the agreement and included in Accounts Payable and Accrued Expenses on the consolidated Balance Sheet.

In 2015, the agreement was amended. Under the amended agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. A total of $43,775 of royalty fees were owed under the amended agreement for the year ended December 31, 2015 and were recorded in cost of goods sold on the consolidated Statements of Operations. A total of $123,763 was owed under the amended agreement at December 31, 2015.

NOTE 10 – INCOME TAXES

The components of income tax benefit for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended
	December 31, 2015	December 31, 2014
Current
Federal	$(101,237)	$(27,457)
State	(17,865)	(22,151)
Total Current	(119,102)	(49,608)
Deferred
Federal	63,635	156,286
State	11,230	26,787
Valuation Allowance	(74,865)	(183,073)
Income taxes at effective income tax rate	$(119,102)	$(49,608)

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2015	December 31, 2014

Income tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	57.7%	39.9%
Penalties and interest	-	7.1%

Income taxes at effective income tax rate	17.7%	7.0%

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 10 – INCOME TAXES (CONTINUED)

The components of deferred taxes consist of the following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Inventory reserves	$140,141	$75,049
Allowance for doubtful accounts and returns	93,581	57,639
Impairment of note receivable	100,000	100,000
Other accrued expenses	76,082	69,996
Depreciation	(52,702)	(20,447)
Net operating loss carryforwards	67,447	-
Less: Valuation allowance	(424,549)	(282,237)

Net deferred tax assets	$-	$-

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

The Company files U.S. federal and U.S. state tax returns. The Company’s major tax jurisdictions are U.S. federal and the States of California and New Jersey. During 2014, the Company and the IRS agreed to a settlement of $72,000 relating to the calendar year 2012. Such amount has been accrued and reflected in income taxes payable. Years that are subject to tax examinations are the open years from 2013 through 2015.

NOTE 11 – SUBSEQUENT EVENTS

In January 2016, the Company borrowed $110,000 from the parents of one of the Company’s officer/shareholders. The loan accrues interest at 10% per annum, is unsecured and is due on or before December 31, 2016. Also in January 2016, the Company issued a total of 20,000 shares of its common stock to two of its employees. The shares vested upon grant. The fair value of the shares on the date of grant was $11,000, which was recorded as stock compensation expense on the date of grant.

In March 2016, the Company entered into a revolving line of credit agreement with its two officer/shareholders in which it can borrow up to $600,000. The line of credit expires March 31, 2017. Borrowings under the line of credit bear interest at 8.0% and are unsecured. No amounts are currently outstanding on the line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 30, 2014, the Registrant dismissed Kabani & Company, Inc. (“Kabani”) from its role as the independent certifying accountant for the Company.

The audit reports of Kabani on the Company’s financial statements for the fiscal year ended December 31, 2013, as restated, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Registrant’s 2013 fiscal year and through the date of this Current Report on Form 8-K, (1) there were no disagreements with Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Kabani, would have caused Kabani to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 30, 2014, the Registrant’s Board of Directors approved the engagement of Weinberg & Company, P.A. (“Weinberg”), as the Company’s independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended December 31, 2014, neither the Company nor anyone acting on its behalf consulted with Weinberg regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Weinberg on the Company’s financial statements; (ii) Neither a written report nor oral advice was provided to the Company by Weinberg that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and (iii) The Company did not consult Weinberg regarding any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

As of April 6, 2016, we have two directors. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Lien	Director	31	June 23, 2015
Alvin Hao	Director	32	June 23, 2015

Executive Officers

As of March 29, 2016, we have two Executive Officers. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Lien	Chief Executive Officer and Chief Financial Officer	31	June 23, 2015
Alvin Hao	President and Chief Operating Officer	32	June 23, 2015

Business Experience

The following is a brief account of the education and business experience for at least the past five years of our directors and our executive officers, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Officers and Directors

Alan Lien, is co-founder, director, Chief Executive Officer and Secretary and Treasurer. Mr. Lien is responsible for setting the overall direction and product strategy of the Company. He leads the manufacturing, development and sourcing of Solis Tek products and setting up company infrastructure. From 2006 to 2009, Mr. Lien was the Chief Operating Officer for A&A Lien Enterprise, a trading company located in Taipei Taiwan. A&A Lien Enterprise is a 20 year old trading company with focus in sporting equipment. Among the well known customers that were served by A&A Enterprise, and by Mr. Lien in particular, were Mitre, Umbro, Diadora, Louisville Slugger, Franklin, Diamond and more. During the four year tenure as the Chief Operating Officer for A&A, Mr. Lien supervised the development of new manufacturer relations, purchasing, quality control, trade show supervision, as well as developing new customer accounts. Mr. Lien received his BS in Marketing from Monmouth University in 2006.

Alvin Hao, is co-founder, director, President and Chief Operating Officer Mr. Hao has broad knowledge of the hydroponics industry, including aspects of hardware and years of gardening experience. Mr. Hao is responsible for creating and maintaining corporate infrastructure, oversee daily operations, sales, and financial planning, lead marketing strategy, He received his BS in Business Administration and Marketing from California State University Long Beach in 2007.

Committees

The board of directors has no standing committees. However, the Company intends to implement a comprehensive corporate governance program, including establishing various board committees and adopting a Code of Ethics in the future. In addition, the Company will secure Directors and Officers insurance consistent with the Company’s and Board of Director’s mandates.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation Overview

Historically, our executive compensation program has reflected our growth and development-oriented corporate culture. As of December 31, 2015, the compensation of our executive officers has consisted of a base salary. Our executive officers and all salaried employees are also eligible to receive health and welfare benefits.

As we transition from a private company to a publicly-traded company, we will evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require. At a minimum, we expect to review executive compensation annually. As part of this review process, we expect the Board of Directors to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. We will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees may be in the future performance-based, our executive compensation program will not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs will be designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs will reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to each individual who served as our Chief Executive Officer and Chief Operating Officers at any time during the last completed fiscal year. There were only two individuals who were serving as Executive Officers at the end of the last completed fiscal year for services rendered in all capacities to us for the years ended December 31, 2015 and 2014. These individuals were our named executive officers of Solis Tek Inc. for 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Lien, Director, CEO	2015	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500
and CFO	2014	90,000	N/A	N/A	N/A	N/A	N/A	N/A	90,000

Alvin Hao, COO and	2015	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500
President	2014	90,000	N/A	N/A	N/A	N/A	N/A	N/A	90,000

Director Compensation

Employees of the Company who also serve as directors do not receive additional compensation for their performance of services as directors. For 2015 and 2014, directors of the Company did not receive additional consideration for their service as directors.

Option Plan

There are no stock option plans or common shares set aside for any stock option plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 6, 2016 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
Alan Lien Director, CEO and CFO 16926 S. Keegan Ave. Unit A, Carson, CA	Common Stock	10,000,770	34.0%

Alvin Hao, Director 16926 S. Keegan Ave. Unit A, Carson, CA	Common Stock	10,000,002	34.0%

Directors and Executive Officers	Common Stock	20,000,772	68.0%

All Directors and Officers (as a group)	Common Stock	20,000,772	68.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which as of 2014, is the sole supplier of ballasts to the Company. Purchases from the related party for the years ended December 31, 2015 and 2014 totaled approximately $6,265,000 and $4,079,000, respectively. The Company believes purchase prices from the related party approximate what the Company would have to pay from an independent third party vendor. At December 31, 2015 and 2014, the Company owed the related party $1,171,754 and $198,195, respectively.

Amounts Due to Officers/Shareholders

On July 1, 2012, the Company entered into notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 and $210,000 at December 31, 2015 and 2014, respectively. Interest paid to the officers/shareholders relating to the notes for the year ended December 31, 2014 was $36,000. There was no interest paid to the officers/shareholders relating to the notes for the year ended December 31, 2015. Interest expense on the notes for the years ended December 31, 2015 and 2014 was $15,784 and $17,747, respectively.

As of December 31, 2015 and 2014, the Company also owed the same two officers/shareholders as noted above an additional $127,265 and $126,011, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 and $12,826 as of December 31, 2015 and 2014, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable described above, which totaled to $28,969 and $13,185 at December 31, 2015 and 2014, respectively. Also included is $94,999 and $100,000 of unpaid compensation, which was owed to the officers/shareholders at December 31, 2015 and 2014, respectively.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of two members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We currently do not have a code of ethics that applies to our officers, employees and director.

LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended December 31, 2015 and 2014:

Fees	2015
Weinberg & Company, CPAs

Audit fees	$111,462
Audit Related Fees	$—
Tax fees	$42,088
All other fees	$—

Total Fees	$153,550

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Weinberg & Company, CPAs did provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Item. 15. EXHIBITS

Exhibit Number	Ref	Description of Document
31.1/2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer
April 6, 2016

