Form 10-Q
period 2016-03-31
Solis Tek, Inc./NV
filed 2016-05-11
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2016

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

The number of shares of registrant’s common stock outstanding as of May 11, 2016 was 29,596,998. The registrant had no outstanding preferred stock as of that date.

Table of Contents

FORM 10-Q

SOLIS TEK INC. AND SUBSIDIARIES

MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Solis Tek Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$297,019	$106,316
Accounts receivable, net of allowance for doubtful accounts and returns of $272,886 and $233,951 at March 31, 2016 and December 31, 2015	934,069	560,974
Inventories	3,020,351	3,819,859
Inventories under warranty claims - related party	69,205	75,621
Advances to suppliers	66,161	22,420
Prepaid expenses and other current assets	21,545	10,241
Income taxes receivable	78,516	75,390
Total Current Assets	4,486,866	4,670,821

Property and equipment, net	250,186	267,701
Other assets	32,071	32,071
TOTAL ASSETS	$4,769,123	$4,970,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$400,300	$564,445
Due to related party vendor	1,078,318	1,171,754
Notes payable - related parties	174,378	60,000
Amounts due to officers-shareholders	326,154	322,265
Income taxes payable	43,529	-
Capital lease obligations, current portion	13,027	12,807
Loans payable, current portion	167,617	349,089
Line of credit	600,000	600,000
Total Current Liabilities	2,803,323	3,080,360

Capital lease obligations, long-term	20,066	23,413
Loans payable, long-term	32,173	34,219
TOTAL LIABILITIES	2,855,562	3,137,992

Shareholders’ Equity
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 29,596,998 and 29,576,998 shares issued and outstanding, respectively	2,960	2,958
Additional paid-in capital	2,747,604	2,711,606
Accumulated deficit	(837,003)	(881,963)
Total Shareholders’ Equity	1,913,561	1,832,601

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,769,123	$4,970,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Sales	$2,584,668	$2,091,484

Cost of goods sold	1,658,711	1,346,451

Gross profit	925,957	745,033

Operating expenses
Research and development	57,000	46,841
Selling, general and administrative expenses	753,694	672,867
Total operating expenses	810,694	719,708

Income from operations	115,263	25,325

Other income (expenses)
Interest expense	(26,774)	(12,015)
Interest income	-	1,272
	(26,774)	(10,743)

Income before income taxes	88,489	14,582

Provision for income taxes	43,529	11,990

NET INCOME	$44,960	$2,592

BASIC AND DILUTED INCOME PER SHARE	$0.00	$0.00

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	29,594,800	25,507,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2015	29,576,998	$2,958	$2,711,606	$(881,963)	$1,832,601

Fair value of common stock issued for services	20,000	2	35,998	-	36,000

Net income for the three months ended March 31, 2016	-	-	-	44,960	44,960

Balance, March 31, 2016 (Unaudited)	29,596,998	$2,960	$2,747,604	$(837,003)	$1,913,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net income	$44,960	$2,592

Adjustments to reconcile net income to net cash provided by operating activities

Provision for bad debts	38,935	-
Depreciation and amortization	17,515	7,825
Amortization of loan fees	10,000	-
Interest expense on notes payable to officers	3,889	4,031
Interest expense on loans payable - related parties	4,378	-
Fair value of common stock issued for services	36,000	-

Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(412,030)	(98,100)
Inventories	799,508	145,145
Inventories under warranty claims	6,416	(68,803)
Advances to suppliers	(43,741)	(34,283)
Prepaid expenses and other current assets	(11,304)	1,166
Income taxes receivable	(3,126)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	(164,145)	(63,871)
Due to related party vendor	(93,436)	135,601
Customer deposits	-	(11,970)
Income taxes payable	43,529	11,990
Net cash provided by operating activities	277,348	31,323

Cash Flows from Investing Activities
Purchases of property and equipment	-	(2,152)
Net cash used in investing activities	-	(2,152)

Cash Flows from Financing Activities
Net proceeds from sale of common stock	-	806,000
Payments on capital lease obligations	(3,127)	(4,045)
Proceeds from notes payable-related party	110,000	-
Payments on loans payable	(193,518)	-
Payments on amounts due to officers	-	(24,530)
Net cash provided by (used in) financing activities	(86,645)	777,425

Net increase in cash	190,703	806,596

Cash beginning of period	106,316	408,996
Cash end of period	$297,019	$1,215,592

Interest paid	$18,507	$7,617
Taxes paid	$3,126	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Solis Tek Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Upon completion of the Merger, the former stockholders of STI owned approximately 89% of the outstanding shares of the Company’s common stock and the holders of the outstanding shares of the Company’s common stock prior to the Merger owned the balance. As the former owners and management of STI have voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the STI deemed the acquiring companies for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of STI prior to the Merger, and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. No step-up in basis or intangible assets or goodwill has been recorded in this transaction and the cash paid by the Company of $248,980 (including $28,380 of transaction costs) has been reflected as a cost of the transaction in 2015.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Income Per Share Calculations

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.

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

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. There were no customer deposits at March 31, 2016 and December 31, 2015.

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. The Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of March 31, 2016 and December 31, 2015, the Company recorded a reserve for returned product in the amount of $130,410, which reduced the accounts receivable balances as of those periods.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2016 and December 31, 2015.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases its key products and components from single vendors. During the three months ended March 31, 2016 and 2015, its ballasts, lamps and reflectors, which comprised the vast majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a related party (see Note 4).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There was one customer that accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2016, accounting for 11%. There were no customers that accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2015. Shipments to customers outside the United States comprised 0.3% and 4% for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, one customer accounted for 23% of the Company’s trade accounts receivable balance, and as of December 31, 2015, two customers accounted for 15% and 20% of the Company’s trade accounts receivable balance. Customers outside the United States represented 2% and 8% of the Company’s trade accounts receivable balance as of March 31, 2016 and December 31, 2015, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Machinery and equipment	$231,506	$231,506
Computer equipment	12,448	12,448
Furniture and fixtures	89,266	89,266
Leasehold improvements	7,000	7,000
	340,220	340,220
Less: accumulated depreciation and amortization	(90,034)	(72,519)
Property and equipment, net	$250,186	$267,701

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $17,515 and $7,825, respectively.

Property and equipment include assets acquired under capital leases of $64,632 at March 31, 2016 and December 31, 2015, respectively. Related depreciation included in accumulated depreciation was $27,096 and $23,814 at March 31, 2016 and December 31, 2015, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which as of 2014, is the sole supplier of ballasts to the Company. Purchases from the related party for the three months ended March 31, 2016 and 2015 totaled approximately $902,000 and $1,002,000, respectively. The Company believes purchase prices from the related party approximate what the Company would have to pay from an independent third party vendor. At March 31, 2016 and December 31, 2015, the Company owed the related party $1,078,318 and $1,171,754, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

Amounts Due to Officers/Shareholders

On July 1, 2012, the Company entered into notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at March 31, 2016 and December 31, 2015, respectively. There was no interest paid to the officers/shareholders relating to the notes for the three months ended March 31, 2016 and 2015. Interest expense on the notes for the three months ended March 31, 2016 and 2015 was $3,889 and $4,031, respectively.

As of March 31, 2016 and December 31, 2015, the Company also owed the same two officers/shareholders as noted above an additional $131,154 and $127,265, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 as of March 31, 2016 and December 31, 2015, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable described above, which totaled to $32,858 and $28,969 at March 31, 2016 and December 31, 2015, respectively. Also included is $94,999 and $100,000 of unpaid compensation, which was owed to the officers/shareholders at March 31, 2016 and December 31, 2015, respectively.

Loans Payable

In November 2015, the Company borrowed $60,000 from the parents of one of the Company’s officer/shareholders. The loan accrues interest at 10% per annum, is unsecured and is due on or before December 31, 2016. A total of $60,000 was owed on the loan as of March 31, 2016 and December 31, 2015.

In January 2016, the Company borrowed an additional $110,000 from relatives of one of the Company’s officer/shareholders. The loan accrues interest at 10% per annum, is unsecured and is currently due. A total of $110,000 was owed on the loan as of March 31, 2016.

There was no interest paid relating to the loans for the three months ended March 31, 2016. Interest expense on the two loans for the three months ended March 31, 2016 was $4,378.

Line of Credit

In March 2016, the Company entered into a revolving line of credit agreement with its two officer/shareholders in which it can borrow up to $600,000. The line of credit expires March 31, 2017. Borrowings under the line of credit bear interest at 8.0% and are unsecured. There were no amounts owed on the line of credit as of March 31, 2016. In May 2016, the line of credit agreement was cancelled and replaced with two note agreements from the officer/shareholders totaling $600,000 (see Note 10).

NOTE 5 - LINE OF CREDIT

The Company has a revolving line of credit with a bank in which it can borrow up to $600,000. The line of credit expired April 1, 2014, but has been extended until May 1, 2016. Borrowings under the line of credit bear interest at 4.75%. The outstanding balance on the line of credit was $600,000 at March 31, 2016 and December 31, 2015. The line of credit is secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence. In May 2016, the Company paid-off the entire line of credit balance (see Note 10).

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 6 - LOANS PAYABLE

Loans payable consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Business loan (a)	$159,513	$341,035
Automobile loans (b)	40,277	42,273
	199,790	383,308
Less: current portion	(167,617)	(349,089)
Non-current portion	$32,173	$34,219

a.	In September 2015, the Company entered into a Business Loan and Security Agreement, under which the Company can borrow up to $500,000. The loan matures in September 2016 and is secured by credit card collections and certain Company assets. The agreement requires the Company to repay the loan from the credit card deposits it receives from its customers. The repayment rate is 21% of each deposit. The loan does not accrue interest but includes a non-refundable fee of $40,000, which can be reduced if paid early. In September 2015, the Company borrowed $500,000 under the agreement. At March 31, 2016 and December 31, 2015, $159,513 and $341,035 was owed on the loan, respectively. Loan fee amortization, recorded as interest expense, was $10,000 for the three months ended March 31, 2016. There was no loan fee amortization for the three months ended March 31, 2015.

b.	In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $40,277 and $42,273 was owed on the loans as of March 31, 2016 and December 31, 2015, respectively.

NOTE 7 - SHAREHOLDERS’ EQUITY

At December 31, 2015, there were 29,576,998 shares of common stock issued and outstanding and no preferred shares outstanding. During the three months ended March 31, 2016, the Company issued a total of 20,000 shares of its common stock to two of its employees. The shares vested upon grant. The fair value of the shares on the date of grant was $11,000, which was recorded as stock compensation expense on the date of grant.

In November 2015, the Company entered into a four year employment agreement with one of its employees in which the employee was granted 500,000 shares of the Company’s common stock. The fair value of the shares on the date of grant was $400,000, which is being amortized ratably over the four year service period. The amount amortized as stock based compensation during the three months ended March 31, 2016 was $25,000. The shares vest equally in six month periods over the four years, with the first tranche of 62,500 shares vesting in May 2016.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 8 - COMMITMENTS

Capital Leases

The Company leases equipment under capital lease agreements. Future minimum lease payments at March 31, 2016 are as follows:

Years ending December 31,	Amount
Remainder of 2016	$11,212
2017	14,950
2018	9,668
Total minimum lease payments	35,830

Less: amount represented by interest	(2,737)
Less: current portion	(13,027)
Capital lease obligations, net of current portion	$20,066

Technology License Agreement

In March 2013, the Company entered into a Technology License Agreement with a third party vendor for consulting services. Under the agreement, the Company agreed to pay the vendor $100,000 per year commencing on March 1, 2013, with a certain amount of the payments to be deferred in 2013 and 2014. For each of the three months ended March 31, 2016 and 2015, $25,000 was recorded as research and development expense under the agreement on the condensed consolidated Statements of Income.

In 2015, the agreement was amended. Under the amended agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. No royalty fees were owed under the agreement for the three months ended March 31, 2016. A total of $123,763 was owed under the amended agreement as of March 31, 2016 and December 31, 2015 and included in Accounts Payable and Accrued Expenses on the condensed consolidated Balance Sheets.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 9 - INCOME TAXES

The components of income tax benefit for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Current
Federal	$33,797	$9,329
State	9,732	2,661
Total Current	43,529	11,990
Deferred
Federal	7,019	5,276
State	1,239	906
Valuation Allowance	(8,258)	(6,182)
Income taxes at effective income tax rate	$43,529	$(11,990)

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	March 31, 2016	March 31, 2015
Income tax provision at federal statutory rate	34.0%	34.0%
State income tax provision, net of federal benefit	6.0%	6.0%
Change in valuation allowance	9.2%	42.2%
Income taxes at effective income tax rate	49.2%	82.2%

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 9 - INCOME TAXES (CONTINUED)

The components of deferred taxes consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Inventory reserves	$122,425	$140,141
Allowance for doubtful accounts and returns	109,154	93,581
Impairment of note receivable	100,000	100,000
Other accrued expenses	87,505	87,505
Depreciation	(56,702)	(52,702)
Stock compensation	20,487	6,087
Less: Valuation allowance	(382,869)	(374,612)
Net deferred tax assets	$-	$-

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

NOTE 10 - SUBSEQUENT EVENTS

In May 2016, the Company entered into two separate notes payable agreements with its two officer/shareholders. Each note is in the amount of $300,000, accrues interest at 8% per annum and is unsecured. The principal and all unpaid interest is due in May 2018. Upon execution of the notes, the Company’s line of credit agreement with the officer/shareholders was cancelled (see Note 4).

In May 2016, upon execution of the two officer/shareholder note agreements described above, the Company paid-off the entire $600,000 line of credit balance with a bank (see Note 5).

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

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity, see Note 5) offers a three year warranty on its products. Through March 31, 2016, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, in late 2015, the related party vendor issued the Company a credit memo for the entire amount of their returned product, totaling $653,118. During the three months ended March 31, 2016, the related party vendor issued the Company an additional credit memo for the entire amount of their returned product during that period, totaling $133,316. The Company is planning to send the products to a free trade zone in Hong Kong or to another location in China, to repair, or replace, the defective products. As the manufacturer has issued the Company a credit for all of the defective product, the Company has not recorded a reserve on any of those products. But, the Company has recorded a reserve on the other manufacturer’s products.

Recently Issued Accounting Pronouncements

See Management’s discussion of recent accounting policies included in footnote 1 to the condensed consolidated financial statements.

Results of Operations

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2016 and 2015 was $2,584,668 and $2,091,484, respectively. The increase of $493,184 was primarily due to more market penetration within our hydroponic customers and commercial facilities during the first quarter of 2016, as compared to the first quarter of the prior year.

Cost of sales for the three months ended March 31, 2016 and 2015, was $1,658,711 and $1,346,451, respectively. Gross profit for the three months ended March 31, 2016 and 2015, was $925,957 and $745,033, respectively. The gross profit increase of $180,924 was due to the increase in revenue, as the Company’s gross profit margin was 36% during the first quarter of 2016 and during the first quarter of 2015.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2016 and 2015 was $57,000 and $46,841, respectively. The increase in R&D expenses of $10,159 was due to the increase in payroll costs during the first quarter of 2016 compared to the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2016 and 2015 was $753,694 and $672,867, respectively. The increase in SG&A expenses of $80,827 was due primarily to the increase in labor costs of $51,667 and stock compensation costs of $36,000, offset by a decrease in other SG&A expenses.

Other Expenses

Other expenses during the three months ended March 31, 2016 and 2015 primarily consists of interest expense. Interest expense for the three months ended March 31, 2016 and 2015 was $26,774 and $12,015, respectively. The increase in interest expense of $14,759 was due to the three loans payable the Company entered into during the third and fourth quarters of 2015 and the two related party loans payable the Company entered into in the fourth quarter of 2015 and in the first quarter of 2016.

Net Income

Our net income for the three months ended March 31, 2016 and 2015 was $44,960 and $2,592, respectively. The increase in net income of $42,368 was due to the increase in gross profit of $180,924, offset by the increase in SG&A expenses of $80,827, R&D expenses of $10,159, other expenses, net, of $16,031, and the provision for income taxes of $31,539.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

For the three months ended March 31, 2016

Cash flows used in operating activities

During the three months ended March 31, 2016, the Company had cash flows provided by operating activities of $277,348 compared to $31,323 provided by operating activities during the three months ended March 31, 2015. The reasons for the increase in cash provided by operating activities in the amount of $246,025 was due mainly to the decreases in inventories of $654,363 and inventories under warranty claims of $75,219, offset by the increase in accounts receivable of $313,930 and the decreases in accounts payable and accrued expenses of $100,274 and due to related party of $229,037.

Cash flows used in investing activities

During the three months ended March 31, 2015, we had purchases of property and equipment of $2,152, while during the three months ended March 31, 2016, we had no purchases of property and equipment.

Cash flows provided by financing activities

During the three months ended March 31, 2016, we had proceeds from a note payable-related party of $110,000. We used cash from financing activities to make payments for our loans payable of $193,518 and for our capital lease obligations of $3,127. During the three months ended March 31, 2015, we had net proceeds from the sale of common stock of $806,000. We used cash from financing activities to make payments for our capital lease obligations of $4,045 and for amounts due to officer-shareholders of $24,530.

Financial Position

As of March 31, 2016, we had $297,019 in cash, working capital of $1,683,543 and an accumulated deficit of $837,003.

As of December 31, 2015, we had $106,316 in cash, working capital of $1,590,461 and an accumulated deficit of $881,963.

The Company has a revolving line of credit with a bank in which it can borrow up to $600,000. The line of credit expired April 1, 2014, but has been extended until May 1, 2016. Borrowings under the line of credit bear interest at 4.75%. The outstanding balance on the line of credit was $600,000 at March 31, 2016 and December 31, 2015. The line of credit is secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence. The line of credit was paid-off in May 2016.

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

In November 2015, the Company borrowed $60,000 from the parents of one of the Company’s officer/shareholders. The loan accrues interest at 10% per annum, is unsecured and is due on or before December 31, 2016. A total of $60,000 was owed on the loan as of March 31, 2016 and December 31, 2015. In January 2016, the Company borrowed an additional $110,000 from relatives of one of the Company’s officer/shareholders. The loan accrues interest at 10% per annum, is unsecured and is currently due. A total of $110,000 was owed on the loan as of March 31, 2016.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer
May 11, 2016

