Form 10-Q
period 2016-06-30
Solis Tek, Inc./NV
filed 2016-08-15
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2016

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

Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of August 15, 2016 was 29,596,998. The registrant had no outstanding preferred stock as of that date.

Table of Contents

FORM 10-Q

SOLIS TEK INC. AND SUBSIDIARIES

JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Solis Tek Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$316,882	$106,316
Accounts receivable, net of allowance for doubtful accounts and returns of $275,065 and $233,951 at June 30, 2016 and December 31, 2015	758,857	560,974
Inventories	2,608,335	3,819,859
Inventories under warranty claims - related party	87,859	75,621
Advances to suppliers	38,824	22,420
Prepaid expenses and other current assets	18,454	10,241
Income taxes receivable	82,666	75,390
Total Current Assets	3,911,877	4,670,821

Property and equipment, net	237,032	267,701
Other assets	32,071	32,071
TOTAL ASSETS	$4,180,980	$4,970,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$375,342	$564,445
Due to related party vendor	783,356	1,171,754
Notes payable - related parties	265,000	255,000
Amounts due to officers-shareholders	144,917	127,265
Income taxes payable	37,700	-
Capital lease obligations, current portion	13,251	12,807
Loans payable, current portion	11,236	349,089
Line of credit	-	600,000
Total Current Liabilities	1,630,802	3,080,360

Capital lease obligations, long-term	16,660	23,413
Notes payable - related parties, long-term	600,000	-
Loans payable, long-term	30,114	34,219
TOTAL LIABILITIES	2,277,576	3,137,992

Shareholders’ Equity
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 29,596,998 and 29,576,998 shares issued and outstanding, respectively	2,960	2,958
Additional paid-in capital	2,772,604	2,711,606
Accumulated deficit	(872,160)	(881,963)
Total Shareholders’ Equity	1,903,404	1,832,601

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,180,980	$4,970,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Sales	$2,125,830	$1,843,643	$4,710,498	$3,935,127

Cost of goods sold	1,324,165	1,109,473	2,982,876	2,455,924

Gross profit	801,665	734,170	1,727,622	1,479,203

Operating expenses
Research and development	58,000	48,384	115,000	95,225
Selling, general and administrative expenses	765,531	674,148	1,519,225	1,345,814
Total operating expenses	823,531	722,532	1,634,225	1,441,039

Income (loss) from operations	(21,866)	11,638	93,397	38,164

Other income (expenses)
Interest expense	(23,620)	(12,294)	(50,394)	(24,238)
Interest income	4,500	-	4,500	-
Reverse merger costs	-	(248,980)	-	(248,980)
	(19,120)	(261,274)	(45,894)	(273,218)

Income (loss) before income taxes	(40,986)	(249,636)	47,503	(235,054)

Provision (benefit) for income taxes	(5,829)	9,464	37,700	21,454

NET INCOME (LOSS)	$(35,157)	$(259,100)	$9,803	$(256,508)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.00)	$(0.01)	$0.00	$(0.01)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	29,596,998	26,371,890	29,595,789	25,942,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2015	29,576,998	$2,958	$2,711,606	$(881,963)	$1,832,601

Fair value of common stock issued for services	20,000	2	60,998	-	61,000

Net income for the six months ended June 30, 2016	-	-	-	9,803	9,803

Balance, June 30, 2016 (Unaudited)	29,596,998	$2,960	$2,772,604	$(872,160)	$1,903,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$9,803	$(256,508)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

Provision for bad debts	41,114	-
Depreciation and amortization	35,102	19,706
Amortization of loan fees	20,000	-
Interest expense on loans payable - related parties	21,036	7,919
Fair value of common stock issued for services	61,000	-

Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(238,997)	7,234
Inventories	1,211,524	(577,417)
Inventories under warranty claims	(12,238)	(162,755)
Advances to suppliers	(16,404)	(129,173)
Prepaid expenses and other current assets	(8,213)	(6,957)
Income taxes receivable	(7,276)	-
Other assets	-	(400)
(Decrease) Increase in:
Accounts payable and accrued expenses	(189,103)	93,756
Due to related party vendor	(388,398)	560,600
Customer deposits	-	(270)
Income taxes payable	37,700	(54,125)
Net cash provided by (used in) operating activities	576,650	(498,390)

Cash Flows from Investing Activities
Cash acquired upon reverse merger	-	322
Purchases of property and equipment	(4,433)	(92,839)
Net cash used in investing activities	(4,433)	(92,517)

Cash Flows from Financing Activities
Net proceeds from sale of common stock	-	806,000
Repayment of line of credit	(600,000)	-
Payments on capital lease obligations	(6,309)	(7,805)
Proceeds from notes payable - related parties	710,000	-
Payment on notes payable-related parties	(100,000)	-
Payments on loans payable	(361,958)	-
Payments on amounts due to officers	(3,384)	(24,529)
Net cash provided by (used in) financing activities	(361,651)	773,666

Net increase in cash	210,566	182,759

Cash beginning of period	106,316	408,996
Cash end of period	$316,882	$591,755

Interest paid	$32,449	$14,408
Taxes paid	$7,276	$142,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Solis Tek Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Income (Loss) Per Share Calculations

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.

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

Payments received before the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. There were no customer deposits at June 30, 2016 and December 31, 2015.

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. The Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of June 30, 2016 and December 31, 2015, the Company recorded a reserve for returned product in the amount of $130,410, which reduced the accounts receivable balances as of those periods.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2016 and December 31, 2015.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases its key products and components from single vendors. During the six months ended June 30, 2016 and 2015, its ballasts, lamps and reflectors, which comprised the vast majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a related party (see Note 4).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There were no customers that accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2016 and 2015. Shipments to customers outside the United States comprised 0.4% and 1% for the three months ended June 30, 2016 and 2015, respectively. Shipments to customers outside the United States comprised 0.4% and 2% for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, two customers accounted for 26% and 15% of the Company’s trade accounts receivable balance, and as of December 31, 2015, two customers accounted for 15% and 20% of the Company’s trade accounts receivable balance. Customers outside the United States represented 1% and 8% of the Company’s trade accounts receivable balance as of June 30, 2016 and December 31, 2015, respectively.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Machinery and equipment	$235,939	$231,506
Computer equipment	12,448	12,448
Furniture and fixtures	89,266	89,266
Leasehold improvements	7,000	7,000
	344,653	340,220
Less: accumulated depreciation and amortization	(107,621)	(72,519)
Property and equipment, net	$237,032	$267,701

Depreciation and amortization expense for the three months ended June 30, 2016 and 2015 was $17,587 and $11,881, respectively. Depreciation and amortization expense for the six months ended June 30, 2016 and 2015 was $35,102 and $19,706, respectively.

Property and equipment include assets acquired under capital leases of $64,632 at June 30, 2016 and December 31, 2015, respectively. Related depreciation included in accumulated depreciation was $30,378 and $23,814 at June 30, 2016 and December 31, 2015, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which as of 2014, is the sole supplier of ballasts to the Company. Purchases from the related party for the three months ended June 30, 2016 and 2015 totaled approximately $602,000 and $1,646,000, respectively. Purchases from the related party for the six months ended June 30, 2016 and 2015 totaled approximately $1,504,000 and $2,737,000, respectively. The Company believes purchase prices from the related party approximate what the Company would have to pay from an independent third party vendor. At June 30, 2016 and December 31, 2015, the Company owed the related party $783,356 and $1,171,754, respectively.

Amounts Due to Officers/Shareholders

As of June 30, 2016 and December 31, 2015, the Company owed two officers/shareholders $138,629 and $127,265, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 as of June 30, 2016 and December 31, 2015, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable to related parties, which totaled to $42,013 and $28,969 at June 30, 2016 and December 31, 2015, respectively. Also included is $93,319 and $94,999 of unpaid compensation, which was owed to the officers/shareholders at June 30, 2016 and December 31, 2015, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes Payable to Officers/Shareholders

On July 1, 2012, the Company entered into notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at June 30, 2016 and December 31, 2015, respectively. There was no interest paid to the officers/shareholders relating to the notes for the six months ended June 30, 2016 and 2015. Interest expense on the notes for the three months ended June 30, 2016 and 2015 was $3,889, respectively. Interest expense on the notes for the six months ended June 30, 2016 and 2015 was $7,779 and $7,920, respectively.

In May 2016, the Company entered into two separate notes payable agreements with the same two officers/shareholders. Under each of the agreements, the Company borrowed $300,000 from each of the officers/shareholders. The notes accrue interest at 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was due on the combined notes at June 30, 2016. Interest expense on the notes for the six months ended June 30, 2016 was $6,970. Interest paid to the officers/shareholders relating to the notes for the six months ended June 30, 2016 was $1,705.

Loans Payable, Related Parties

In November 2015, the Company borrowed $60,000 from the parents of one of the Company’s officer/shareholders. The loan accrues interest at 10% per annum, is unsecured and is due on or before December 31, 2016. A total of $60,000 was owed on the loan as of June 30, 2016 and December 31, 2015.

In January 2016, the Company borrowed an additional $110,000 from relatives of one of the Company’s officers/shareholders. The loan accrues interest at 10% per annum, is unsecured and is currently due. In April 2016, $100,000 was repaid on the loan. A total of $10,000 was owed on the loan as of June 30, 2016.

Interest expense on the two loans for the six months ended June 30, 2016 was $6,288 and accrued interest at June 30, 2016 was $6,288.

NOTE 6 - LINE OF CREDIT

Through May 2016, the Company had a revolving line of credit with a bank in which it could borrow up to $600,000. The line of credit expired May 1, 2016. Borrowings under the line of credit bore interest at 4.75%. The line of credit was secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence. The outstanding balance on the line of credit was $600,000 at December 31, 2015. The line of credit was terminated after the balance was fully paid in May 2016.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Business loan (a)	$3,079	$341,035
Automobile loans (b)	38,271	42,273
	41,350	383,308
Less: current portion	(11,236)	(349,089)
Non-current portion	$30,114	$34,219

a.	In September 2015, the Company entered into a Business Loan and Security Agreement, under which the Company can borrow up to $500,000. The loan matures in September 2016 and is secured by credit card collections and certain Company assets. The agreement requires the Company to repay the loan from the credit card deposits it receives from its customers. The repayment rate is 21% of each deposit. The loan does not accrue interest but includes a non-refundable fee of $40,000, which can be reduced if paid early. In September 2015, the Company borrowed $500,000 under the agreement. At June 30, 2016 and December 31, 2015, $3,079 and $341,035 was owed on the loan, respectively. Loan fee amortization, recorded as interest expense, was $10,000 and $20,000 for the three and six months ended June 30, 2016, respectively. There was no loan fee amortization for the three and six months ended June 30, 2015.

b.	In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $38,271 and $42,273 was owed on the loans as of June 30, 2016 and December 31, 2015, respectively.

NOTE 8 – SHAREHOLDERS’ EQUITY

At December 31, 2015, there were 29,576,998 shares of common stock issued and outstanding and no preferred shares outstanding. During the six months ended June 30, 2016, the Company issued a total of 20,000 shares of its common stock to two of its employees. The shares vested upon grant. The fair value of the shares on the date of grant was $11,000, which was recorded as stock compensation expense on the date of grant.

In November 2015, the Company entered into a four year employment agreement with one of its employees in which the employee was granted 500,000 shares of the Company’s common stock. The fair value of the shares on the date of grant was $400,000, which is being amortized ratably over the four year service period. The amount amortized as stock based compensation during the six months ended June 30, 2016 was $50,000. The shares vest equally in six month periods over the four years, with the first tranche of 62,500 shares vesting in May 2016.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 9 – COMMITMENTS

Capital Leases

The Company leases equipment under capital lease agreements. Future minimum lease payments at June 30, 2016 are as follows:

Years ending December 31,	Amount
Remainder of 2016	$7,475
2017	14,950
2018	9,668
Total minimum lease payments	32,093

Less: amount represented by interest	(2,182)
Less: current portion	(13,251)
Capital lease obligations, net of current portion	$16,660

Technology License Agreement

In March 2013, the Company entered into a Technology License Agreement with a third party vendor for consulting services. Under the agreement, the Company agreed to pay the vendor $100,000 per year commencing on March 1, 2013.

In 2015, the agreement was amended. Under the amended agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the six months ended June 30, 2016 and 2015, $50,000 was recorded as research and development expense under the agreement on the condensed consolidated Statements of Operations. No royalty fees were owed under the agreement for the six months ended June 30, 2016. A total of $123,763 was owed under the agreements as of June 30, 2016 and December 31, 2015 and is included in Accounts Payable and Accrued Expenses on the condensed consolidated Balance Sheets.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 10 – INCOME TAXES

The components of income tax benefit for the six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Current
Federal	$(4,614)	$7,364	$29,183	$16,693
State	(1,215)	2,100	8,517	4,761
Total Current	(5,829)	9,464	37,700	21,454
Deferred
Federal	29,157	(9,284)	36,176	98,230
State	5,145	(506)	6,384	16,846
Valuation Allowance	(34,302)	9,790	(42,560)	(115,076)
Total provision (benefit)	$(5,829)	$9,464	$37,700	$21,454

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Income tax provision at federal statutory rate	(34.0)%	(34.0)%	$34.0%	(34.0)%
State income tax provision, net of federal benefit	(6.0)%	(6.0)%	6.0%	(6.0)%
Change in valuation allowance	25.8%	43.8%	39.4%	49.1%
Income taxes at effective income tax rate	(14.2)%	3.8%	79.4%	9.1%

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 10 – INCOME TAXES (CONTINUED)

The components of deferred taxes consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Inventory reserves	$125,361	$140,141
Allowance for doubtful accounts and returns	110,026	93,581
Impairment of note receivable	100,000	100,000
Other accrued expenses	86,833	87,505
Depreciation	(60,702)	(52,702)
Stock compensation	30,487	6,087
Less: Valuation allowance	(392,005)	(374,612)
Net deferred tax assets	$-	$-

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

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity, see Note 5) offers a three year warranty on its products. Through June 30, 2016, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, in late 2015, the related party vendor issued the Company a credit memo for the entire amount of their returned product, totaling $653,118. During the six months ended June 30, 2016, the related party vendor issued the Company additional credit memos for the entire amount of their returned product during that period, totaling $233,336. The Company is planning to send the products to a free trade zone in Hong Kong or to another location in China, to repair, or replace, the defective products. As the manufacturer has issued the Company a credit for all of the defective product, the Company has not recorded a reserve on any of those products. But, the Company has recorded a reserve on the other manufacturer’s products.

Recently Issued Accounting Pronouncements

See Management’s discussion of recent accounting policies included in footnote 1 to the condensed consolidated financial statements.

Results of Operations

Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2016 and 2015 was $2,125,830 and $1,843,643, respectively. The increase of $282,187 was primarily due to more market penetration within our hydroponic customers and commercial facilities during the second quarter of 2016, as compared to the first quarter of the prior year.

Cost of sales for the three months ended June 30, 2016 and 2015, was $1,324,165 and $1,109,473, respectively. Gross profit for the three months ended June 30, 2016 and 2015, was $801,665 and $734,170, respectively. The gross profit increase of $67,495 was due to the increase in revenue, as the Company’s gross profit margin was 38% during the second quarter of 2016 compared to 40% during the second quarter of 2015.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2016 and 2015 was $58,000 and $48,384, respectively. The increase in R&D expenses of $9,616 was due to the increase in payroll costs during the second quarter of 2016 compared to the second quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2016 and 2015 was $765,531 and $674,148, respectively. The increase in SG&A expenses of $91,383 was due primarily to the increase in labor costs of $37,135 and stock compensation costs of $61,000, plus a decrease in other SG&A expenses.

Other Income (Expenses)

Interest expense for the three months ended June 30, 2016 and 2015 was $23,620 and $12,294, respectively. The increase in interest expense of $11,326 was due to the three loans payable agreements the Company entered into during the third and fourth quarters of 2015 and the two related party loans payable the Company entered into in the fourth quarter of 2015 and in the first quarter of 2016. In June 2015, the Company entered into a merger agreement with STI. Costs incurred during the second quarter of 2015 relating to the merger were $248,980.

Net Loss

Our net loss for the three months ended June 30, 2016 was $35,157 and our net loss for the three months ended June 30, 2015 was $259,100. The decrease in net loss of $223,943 was primarily due to the merger costs of $248,980 during the second quarter of 2015, but was also due to the increase in gross profit of $67,495, offset by the increase in SG&A expenses of $91,383 and R&D expenses of $9,616.

Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Revenue and Cost of Goods Sold

Revenue for the six months ended June 30, 2016 and 2015 was $4,710,498 and $3,935,127, respectively. The increase of $775,371 was primarily due to more market penetration within our hydroponic customers and commercial facilities during the first six months of 2016, as compared to the first six months of the prior year.

Cost of sales for the six months ended June 30, 2016 and 2015, was $2,982,876 and $2,455,924, respectively. Gross profit for the six months ended June 30, 2016 and 2015, was $1,727,622 and $1,479,203, respectively. The gross profit increase of $248,419 was due to the increase in revenue, as the Company’s gross profit margin was 37% during the first six months of 2016 compared to 38% during the first six months of 2015.

Research and Development Expenses

Research and development (“R&D”) expenses for the six months ended June 30, 2016 and 2015 was $115,000 and $95,225, respectively. The increase in R&D expenses of $19,775 was due to the increase in payroll costs during the first six months of 2016 compared to the first six months of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2016 and 2015 was $1,519,225 and $1,345,814, respectively. The increase in SG&A expenses of $173,411 was due primarily to the increase in labor costs of $88,702 and stock compensation costs of $61,000, plus an increase in other SG&A expenses.

Other Expenses

Interest expense for the six months ended June 30, 2016 and 2015 was $50,394 and $24,238, respectively. The increase in interest expense of $26,156 was due to the three loans payable agreements the Company entered into during the third and fourth quarters of 2015 and the two related party loans payable the Company entered into in the fourth quarter of 2015 and in the first quarter of 2016. In June 2015, the Company entered into a merger agreement with STI. Costs incurred during the second quarter of 2015 relating to the merger were $248,980.

Net Income (Loss)

Our net income for the six months ended June 30, 2016 was $9,803 and our net loss for the six months ended June 30, 2015 was $256,508. The decrease in net loss of $266,311 was primarily due to the merger costs of $248,980 during the second quarter of 2015, but was also due to the increase in gross profit of $248,419, offset by the increase in SG&A expenses of $173,411 and R&D expenses of $19,775.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

For the six months ended June 30, 2016

Cash flows from operating activities

During the six months ended June 30, 2016, the Company had cash flows provided by operating activities of $576,650 compared to $498,390 used in operating activities during the six months ended June 30, 2015. The reasons for the increase in cash provided by operating activities in the amount of $1,075,040 was due mainly to the decreases in inventories of $1,788,941 and inventories under warranty claims of $150,517, offset by the increase in accounts receivable of $246,231 and the decreases in accounts payable and accrued expenses of $282,859 and due to related party vendor of $948,998.

Cash flows from investing activities

During the six months ended June 30, 2015, we had purchases of property and equipment of $92,839, while during the six months ended June 30, 2016, we had purchases of property and equipment of $4,433.

Cash flows from financing activities

During the six months ended June 30, 2016, we had proceeds from a note payable-related party of $110,000 and from notes payable to officers-shareholders of $600,000. We used cash from financing activities to make payments for our loans payable of $361,958, for our capital lease obligations of $6,309, for our bank line of credit of $600,000, for our notes payable-related parties of $100,000 and for amounts due to officers-shareholders of $3,384. During the six months ended June 30, 2015, we had net proceeds from the sale of common stock of $806,000. We used cash from financing activities to make payments for our capital lease obligations of $7,805 and for amounts due to officers-shareholders of $24,529.

Financial Position

As of June 30, 2016, we had 316,882 in cash, working capital of $2,281,075 and an accumulated deficit of $872,160.

As of December 31, 2015, we had $106,316 in cash, working capital of $1,590,461 and an accumulated deficit of $881,963.

The Company has a revolving line of credit with a bank in which it can borrow up to $600,000. The line of credit expired April 1, 2014, but has been extended until May 1, 2016. Borrowings under the line of credit bear interest at 4.75%. The outstanding balance on the line of credit was $600,000 at December 31, 2015. The line of credit is secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence. The line of credit was paid-off in May 2016.

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

In November 2015, the Company borrowed $60,000 from the parents of one of the Company’s officers/shareholders. The loan accrues interest at 10% per annum, is unsecured and is due on or before December 31, 2016. A total of $60,000 was owed on the loan as of June 30, 2016 and December 31, 2015. In January 2016, the Company borrowed an additional $110,000 from relatives of one of the Company’s officers/shareholders. The loan accrues interest at 10% per annum, is unsecured and is currently due.

In May 2016, the Company entered into two separate notes payable agreements with the same two officers/shareholders. Under each of the agreements, the Company borrowed $300,000. The notes accrue interest at 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was due on the combined notes at June 30, 2016. Interest expense on the notes for the six months ended June 30, 2016 was $6,970. Interest paid to the officers/shareholders relating to the notes for the six months ended June 30, 2016 was $1,705.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer
August 15, 2016

