Form 10-K
period 2016-12-31
Solis Tek, Inc./NV
filed 2017-03-31
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-52446

SOLIS TEK INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16926 S. Keegan Ave Suite A., Carson, CA	90746
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

As of March 31, 2017, the registrant’s outstanding common stock consisted of 36,530,577 shares, $0.0001 par value.

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

We sell our products primarily to retailers in the United States and international markets who specialize in hydroponic horticulture. Currently we have approximately 500 retailers that sell our products. We have five full time sales employees and four wholesale distributors who cover US, Canada, Spain and the United Kingdom.

The Company believes that almost all of the end users that use this type of products have used the equipment for the growing of cannabis. Currently, there are 28 states and the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, Alaska, Oregon, California, Massachusetts, Nevada and the District of Columbia have recently approved the recreational use of cannabis. Many other States are considering legislation to similar effect. As of July 30, 2015, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of State law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of our end user customers to continue to grow cannabis. Active enforcement of the current federal regulatory position on cannabis may thus directly and adversely affect revenues and profits.

However, the Company’s products can be, and are used for, the hydroponic and indoor growing of other horticultural products, such as hothouse vegetables, decorative plant nurseries, indoor aquariums, and industrial painting facilities. The Company intends to continue to expand and improve its products for use in as many applications as possible and to market its products to the entire indoor horticultural industry as well as other industrial applications that require artificial lighting.

In 2014, Solis Tek East, Corporation (“STE”) was incorporated in the State of New Jersey as a wholly owned subsidiary of the Company. STE was formed for the purpose of commencing its operations and servicing and supplying the Eastern part of North America with our products. In September 2014, STE leased a 10,160 square foot office and warehouse facility in South Hackensack, New Jersey. Also, in 2014, GrowPro Solutions, Inc. (“GrowPro”) was incorporated in the State of California as a wholly owned subsidiary of the Company. GrowPro was formed to develop, and sell plant nutrients to help expand the market reach and maximize the revenue potential of the Company. GrowPro is sharing facility with STI in Carson, CA.

Our ballast products are manufactured in China by a manufacturer that is partially owned by a related party to Alan Lien, our President. Our Lamp Products are manufactured to our specifications and supplied by an unrelated manufacturer in China. Our lamp ancillary products and equipment are also manufactured, to our designs, in China.

License Agreement

In May of 2015, we entered into an Amended and Restated License Agreement with GAS Technologies, Incorporated (“GAS”) of Kapolei Hawaii, pursuant to which we agreed to pay GAS, a minimum royalty of $100,000 per year plus7% of sales of products licensed by GAS to us over a fixed amount of licensed products sale per calendar year. In 2016 and 2015, the Company owed an additional $41,490 and $43,775, respectively under the amended agreement. The License grants to us an exclusive world-wide license to produce, manufacture, have manufactured, use, import, sell, market, distribute and sell the products and systems (the “Licensed Products”) and any further products and systems that may be developed by the Licensor for use in the horticulture and hydroponic industries (the “Industries”). Such products include our “Single Ended: and “Double Ended” metal halide digital lamps and a new line of light emitting diode (“LED”) lighting technologies and products.

The Cannabis Industry and Government Regulation

Currently, there are twenty-eight States plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, Alaska, Oregon, California, Massachusetts, Nevada as well as the District of Columbia, have recently approved the recreational use of cannabis. The State laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Trump Administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by State-designated laws allowing the use and distribution of medical marijuana and we do not have a clear reading from possible changes in the Trump Administration.. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

Some of the reasons why hydroponics is being adapted around the world for plant production are the following:

●	No soil is needed for hydroponics.

●	The water stays in the system and can be reused - thus, a lower water requirement.

●	It is possible to control the nutrition levels in their entirety; thus, lower nutrition requirements.

●	No nutrition pollution is released into the environment because of the controlled system.

●	Stable and high yields.

●	Pests and diseases are easier to get rid of than in soil because of the container’s mobility.

●	Ease of harvesting.

●	No pesticide damage.

Our Business Strategy

Due to the expected increase in the number of States where the use of cannabis, both for medical and recreational use is being legalized, the Company intends to take advantage of what we believe is our premium brand image within the cannabis farming industry. We believe that as participation in the cannabis farming industry grows, in order to supply increasing demand caused by legalization, our Solis Tek brand equipment will be sought out by existing and new cannabis farms and businesses. Further, we intend to broaden our marketing efforts to the non-cannabis lighting market, which includes, among others, hothouse vegetables, decorative plant nurseries, indoor aquariums, and industrial painting facilities. Our strategy is to maintain and increase our market share by expanding our marketing efforts and by introducing new and improved lighting technology to help the industry become more efficient. In addition, the Company has started market and sell a new line of plant nutrients and fertilizers through its wholly owned subsidiary GrowPro Solutions, Inc. to help expand the market reach and maximize the revenue potential of the Company.

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

Solis Tek Digital Ballasts were designed to with “Ignition Control” sequential lamp ignition, and “SenseSmart”, self- diagnostic safety systems. Solis Tek Digital Ballasts are software based, that makes our ballasts more versatile and enables us to incorporate special features such as sequential ballast ignition technology (“Ignition Control”) and SenseSmart technologies that ignites metal halide lamps one at a time based on load stability. Ignition Control is a main feature of our ballasts that comes as a standard feature in all of our ballasts. Ignition Control assures that no matter how many lamps are contained in a lighting array attached to one power source, only one lamp will turn on at a predetermined time. This technology (not a randomized ignition startup) detects the voltage and amperage frequencies of the electrical circuit and ignites an array of metal halide or sodium lamps when the load for each lamp is most stable. We believe that SolisTek digital ballasts are the only ballasts capable of this technology. The use of our technology prevents surges and spikes in electrical environment in which an array of ballasts operate and also prevents the overloading of circuit breakers.

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

Solis Tek Digital Lamps are designed to be specifically tuned and matched with Solis Tek digital ballasts. Our lamps feature color enhanced full balanced spectrums, prolonged lamp life , less depreciation of lumen output over time, and precise gas combinations for increased blues, reds, and ultra violet output. Our Lamps emit a full spectrum of light tuned specifically for particular types of plants. As well, our lamps provide ample Ultra Violet light that plants thrive upon. We have designed our lamps using special low iron glass envelopes so as to prevent the blockage of the full spectrum of light that our lamps are designed to provide. Using Solis Tek lamps, growers can expect superior photo-chemical reactions, proper UV balance, advanced HID lamp designed especially for plant growth, plant quality, and plant yield.

We offer a select variety of spectrums in both High Pressure Sodium (HPS), Metal Halides (MH), and Ceramic Metal Halides (CMH).

LED Technology

LED (light emitting diode) lighting supports sustainable design in several ways. It uses less energy than most other types of lamps, produces less heat, lasts longer (which means less frequent replacement and therefore reduced waste), is mercury-free, and is housed in special semi-conductor “chips” designed for easier configuration, disassembly, and recycling.

In our ongoing research and development program, we have designed and developed our next generation of high intensity lighting. Our LED technology, unlike other LED lighting sources, uses an advanced UV (Ultra Violet) diode phosphor combination to make our high intensity LED based lighting systems. Our LED systems will be available in the same light spectrums as our current HID lamps. Our design will emit lighting equivalent to the high pressure sodium spectrum and ultra-violet spectrums and eliminate the inadequacies of current LED offerings to the horticultural industry i.e.: a) low intensity; b) lack of proper spectrum for particular plants; and c) longevity. Our LED “chips” will provide, from one LED, a full spectrum of light that mimics sunlight, as compared to other LED manufacturers of LEDs who provide arrays of several color specific LEDs in an attempt to cover the full light spectrum.

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

We offer five different variations and sizes of Reflectors.

Plant Nutrients and Fertilizers

GrowPro has developed “Terpenez” which is a proprietary product formulated from all organic botanical extracts and is designed to assist plants with processes associated with oil and resin production. Terpenez is all natural and has organic inputs aimed at enhancing the aromatic experience of cultivation. GrowPro commenced test marketing Terpenez in late 2016.

Marketing

We currently market our products directly and through distributors, to hydroponic retailers through direct contacts, on-line email advertising, social media, trade magazine advertising, trade show promotions, and cross-promotional offerings. Our officers, along with five sales representatives and four distributors, are engaged in marketing our products. In addition, we work with a select few wholesale distributors who cover parts of the United States, Canada, Spain and the United Kingdom. Approximately 1% and 3% of our revenues were derived from non-U.S. sources in 2016 and 2015, respectively.

Manufacturing and Supply

All of our current products are manufactured to our specifications in China. We currently rely upon one manufacturer and supplier of our ballast products. The family of our President’s spouse owns a thirty per cent (30%) interest in the manufacturer with the balance of ownership owned by non-related parties. We believe that the prices charged by this supplier is on terms no more favorable than terms generally available to terms that we may pay to an unaffiliated third party under the same or similar circumstances. All of our other products, including our lamps, are manufactured and supplied by unaffiliated third-party suppliers.

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

The GAS Agreement provides that the Company will pay to Licensor a minimum royalty at the rate of $100,000 per year (the “Minimum Annual Royalty”), commencing on the date of this Agreement, plus seven per cent (7%) of all Net Sales in excess of a fixed amount per calendar year (the “Additional Royalty”).

Intellectual Property

We own number of trademarks and rely on a combination of copyright and trade secrets as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We rely on copyright laws to protect copy on our web site, www.solis-tek.com, and all marketing materials.

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

Government Regulation

Almost all of end users of our products have used our products for the growing of cannabis. Currently, there are twenty-eight States plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, California, Massachusetts, Alaska, Nevada, and Oregon, as well as the District of Columbia, have recently approved the recreational use of cannabis. Many other States are considering legislation to similar effect. As of June 1, 2015, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of State law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of our end user customers to continue to grow cannabis. Active enforcement of the current federal regulatory position on cannabis may thus directly and adversely affect revenues.

Competition

Our Lighting Products segment currently faces competition from traditional lighting fixture companies, lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and lamps. Lighting companies such as Acuity Brands, Inc., the Cooper Lighting division of Eaton Corporation plc, General Electric Company, Hubbell Incorporated, Philips, OSRAM, Gavita, Sunlight Supply and Hydrofarm are the main competitors in this market. Increasingly, however, other companies (i.e., start-ups) are beginning to emerge in the LED lighting markets in which we compete. We compete on the basis of product features, quality, product availability and price.

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

Patents, trademarks, franchises, concessions, royalty agreements

We own number of trademarks and rely on a combination of copyright and trade secrets as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We will rely on copyright laws to protect copy on our web site, www.solis-tek.com, and all marketing materials.

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

Employees

As of December 31, 2016, the Company has 15 full-time employees, employed by us in various capacities, including two Executive Officers, five in sales, four administrative, three in the warehouse, and one in research and development. In addition, from time to time, we employ temporary personal to meet the business needs.

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

Currently, there are twenty-eight States plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, California, Massachusetts, Alaska, Nevada and Oregon, as well as the District of Columbia, have recently approved the recreational use of cannabis. The State laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Trump Administration has indicated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by State-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Trump Administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

We have no long-term contracts with our manufacturers and as a result, our manufacturers could cease to provide products to us with no notice. Two of our manufacturers, Shenzhen Jayo Technologies Co., Ltd. and Zhuhai Relite Co., Ltd, together accounted for approximately 96% of our cost of goods sold in 2016 and 2015, respectively. Each of these manufacturers is the sole source supplier for the products that it produces. We purchase from these two manufacturers on a purchase order basis with orders generally filled between 45 and 60 days after our purchase order is placed. A loss of either or both of these manufacturers or other key manufacturers would result in delayed deliveries to our retailers and distributors, would adversely impact our net sales and may require the establishment of new manufacturing relationships. Additionally, we cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times.

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

Our current Management and human resources infrastructure is comprised of our CEO, President and Executive Vice President and several outsourced consultants. Our success will depend, in part, upon the ability of our Management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected domestic growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

We are dependent on our CEO, President and Executive Vice President, and the loss of one or more of these individuals could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly our Chief Executive Officer, President, Chief Financial Officer, and Executive Vice President (“EVP”). We have an Employment Agreement with our CEO. However we do not have employment agreements with our President and EVP. Our officers are “at will” employees and could terminate their employment with us at any time. We do not maintain key person life insurance policies on our CEO, President and EVP. The loss of the services of our CEO, President and EVP could seriously harm our business.

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

We may need to raise additional funds through public or private debt or equity financings as well as obtain credit from vendors to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute current shareholders’ ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds or credit from our vendors, we will be unable to execute our business plan and you could lose your investment. The Company has recently embarked on a Private Placement and there is no assurance that the Company will be able to fill the Private Placement effort.

We have limited protection of our intellectual property.

There can be no assurance that we will be able to adequately protect our trade secrets. In the event competitors independently develop or otherwise obtain access to our know-how, concepts or trade secrets, we may be adversely affected.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

There is minimal active liquid trading market for the Company’s common stock.

The Company common stock is quoted on the OTCQB. However, there is minimal regular active trading market in the Company’s common stock, and we cannot give an assurance that a more active trading market will develop. If a more active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control, such as:

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

We may issue additional shares of our Common Stock in the future. The issuance of a substantial amount of Common Stock could have the effect of substantially diluting the interests of our shareholders. In addition, the sale of a substantial amount of Common Stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse effect on the market price of our Common Stock. In the first quarter 2017, the Company issued 300,000 shares of common stock under a consulting agreement for services provided. The Company granted 5,411,765 common shares to Dennis G. Forchic, its new CEO in accordance to the terms of his Employment Agreement. An additional 784,314 shares of common stock was also issued to Dennis G. Forchic for a consideration of $100,000 under the terms of his Employment Agreement. The Company also issued 312,500 shares under the terms of a Private Placement Offering for a consideration of $250,000.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any real property. Our principal executive offices and warehouse are located at 16926 S. Keegan Avenue, Unit A, Carson, California. We occupy the 19,060 square foot facility pursuant to a lease with an independent party ending on August 31, 2017, with an unaffiliated party, pursuant to which we pay $9,339 per month in rental charges.

On October 1, 2014, our wholly owned subsidiary, Solis Tek East, Corporation executed a lease with an independent party for a 10,160 square foot offices and warehouse facilities located at 89 Leuning Street, Unit D2, South Hackensack New Jersey. The lease, with an unaffiliated party, is for the five year period ending on December 31, 2019, pursuant to which Solis Tek East, Corporation pays $8,818 per month in rental charges. The Company has guaranteed Solis Tek East, Corporation’s performance under the lease.

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
31-Dec-16	$0.77	$0.25
30-Sep-16	$0.50	$0.50
30-Jun-16	$0.50	$0.50
31-Mar-16	$1.00	$0.20
31-Dec-15	$2.00	$0.30
30-Sep-15	$2.00	$2.00
30-Jun-15	$2.00	$2.00
31-Mar-15	$2.00	$2.00

On March 29, 2017, the closing high and low bid prices for our common stock was $1.30.

Transfer Agent

Our Transfer Agent and Registrar for our common stock is Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT. 84121.

Holders of Common Stock

As of December 31, 2016, there were approximately 85 shareholders of record holding a total of 29,659,498 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition and other relevant factors. There are no restrictions that currently limit the Registrant’s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

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

Inventories

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by historical sales and future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity, see Note 5) offers a three year warranty on its products. Through December 31, 2016, that manufacturer was not able to repair the Company’s ballasts that have been returned under warranty as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, , the related party vendor issued the Company a credit memo for the entire amount of their returned product, totaling $453,778 and $653,118, in 2016 and 2015, respectively. The Company is planning to send the products to a free trade zone in Hong Kong or to another location in China, to repair, or replace, the defective products. As the manufacturer has issued the Company a credit for all of the defective product, the Company has not recorded a reserve on any of those products.

Results of Operations for the year ended December 31, 2016 compared to the year ended December 31, 2015

Revenue and Cost of Goods Sold

Revenue for the years ended December 31, 2016 and 2015 was $8,563,751 and $7,713,456, respectively, an, increase of $850,295, or 11%. The increase was primarily due to more market penetration within our hydroponic customers and commercial facilities during 2016, as compared to 2015.

Cost of sales for the years ended December 31, 2016 and 2015, was $5,439,892 and $4,994,420, respectively. Gross profit for the years ended December 31, 2016 and 2015, was $3,123,859 and $2,719,036, respectively. The gross profit increase of $404,823 or 15% was primarily due to the increase in revenue.

Gross Margin

Gross margin for the year ended December 31, 2016 was $3,123,859 or 36.5% of sales compared to $2,719,036 or 35.3% of sales for the year ended December 31, 2015. The increase in gross margin of $404,823 was due to higher sales in 2016, while gross margin as a percentage of sales remained relatively consistent.

Research and Development Expenses

Research and development (“R&D”) expenses for the years ended December 31, 2016 and 2015 was $370,625 and $256,448, respectively, an increase of $114,177, or 45%. The increase in R&D expenses was mainly due to fair value of common stock issued to an employee. The R&D expenses was incurred for the improvement in existing products and development of new products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2016 and 2015 were $3,173,851 and $2,825,269, respectively, and increase of $348,582 or 12%. The increase in SG&A expenses was due primarily to the increase in travel, samples, outbound freight and trade shows to support the increased revenues and increase in bad debt expense

Other Income and Expenses

Other expenses, net, for the years ended December 31, 2016 and 2015 was $117,293 and $309,443, respectively, a decrease of $192,150. For the year ended December 31, 2015 included an expense of $248,980 related to merger costs and was offset in part by an increase in interest costs in 2016 due to higher borrowings.

Loss before income taxes

Our loss before income taxes for the years ended December 31, 2016 and 2015 were $537,910 and $672,124, respectively. The decrease in loss before income tax of $134,214 was due to increase in gross profit, and decrease in other expenses and was offset in part by increase in operating expenses. In addition, in 2015, the Company was able to take advantage of a net operating loss carryback.

Net Loss

Our net loss for the years ended December 31, 2016 and 2015 was $538,710 and $553,022, respectively, a decrease of $14,312. The decrease in net loss was due to increase in gross profit, decrease in other expenses and offset in part by an increase in operating expenses.

Liquidity and Capital Resources

Cash and Liquidity

For the year ended December 31, 2016, the Company generated cash from operations of $580,634 compared to cash utilization in operations of $1,249,157 in 2015. During 2016, cash was mainly generated from reduction in inventory and was offset in part by cash utilized in increase in accounts receivable, increase in prepaid expenses, reduction in accounts payable and accrued expenses, and reduction due to related parties.

For the year ended December 31, 2016, the Company used $8,185 in investing activities, compared to $143,689 in 2015. In 2015, investing activities comprised mainly the purchase of property and equipment.

The net cash used in financing activities in 2016 was $402,982 compared to cash generation from financing activities of $1,090,166 in 2015. In 2016, the Company paid down the line of credit of $600,000 and notes payable of $487,458 and it was financed through notes payable from related parties and operational cash generation.

We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

Historically, we have financed our operations primarily through private sales of common stock, a line of credit and loans from a third party financial institution related parties, and operations. We anticipate that our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

On March 6, 2017, the Board of Directors of the Company authorized a Private Placement Offering per Reg. D of up to $1,650,000 in shares of common stock to accredited investors. (See Note 11 – Subsequent events). As of March 29, 2017, the Company has raised a total of $250,000 through an issuance of 312,500 shares under this offering.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Solis Tek Inc.

We have audited the accompanying consolidated balance sheets of Solis Tek Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.
Los Angeles, California
March 31, 2017

Solis Tek Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$275,783	$106,316
Accounts Receivable, net of allowance for doubtful accounts and returns
of $359,395 and $233,951	628,691	560,974
Inventories	2,880,804	3,819,859
Inventories under warranty claims - related party	-	75,621
Advances to suppliers	-	22,420
Prepaid expenses and other current assets	72,531	10,241
Income tax receivable	2,578	75,390
Total current assets	3,860,387	4,670,821

Property and equipment, net	204,936	267,701
Other assets	32,071	32,071
TOTAL ASSETS	$4,097,394	$4,970,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$552,057	$564,445
Due to related party vendor	1,083,764	1,171,754
Note payable - related parties	265,000	255,000
Amount due to related parties	134,086	127,265
Capital lease obligations, current portion	13,711	12,807
Loans payable, current portion	8,262	349,089
Line of credit	-	600,000
Total Current Liabilities	2,056,880	3,080,360

Capital lease obligations, net of current portion	9,665	23,413
Loans payable, net of current portion	25,958	34,219
Notes payable related parties, net of current portion	600,000	-
Total liabilities	2,692,503	3,137,992

Shareholders’ Equity
Preferred stock, no par value, 20,000,000 shares authorized; no	-	-
shares issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized;
29,721,998 and 29,576,998 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,972	2,958
Additional paid-in-capital	2,822,592	2,711,606
Accumulated deficit	(1,420,673)	(881,963)
Total Shareholders’ Equity	1,404,891	1,832,601

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,097,394	$4,970,593

Solis Tek Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2016	2015

Sales	$8,563,751	$7,713,456
Cost of goods sold (including $3,474,012 and $3,014,951	5,439,892	4,994,420
from related party)
Gross profit	3,123,859	2,719,036

Operating expenses
Selling, general and administrative expenses	3,173,851	2,825,269
Research and development	370,625	256,448
Total operating expenses	3,544,476	3,081,717

Loss from operations	(420,617)	(362,681)
Other income (expenses)
Interest expense (including $56,626 and $15,784 to related parties)	(96,470)	(60,463)
Interest income	4,500	-
Other income (expenses)	(25,323)	(248,980)
Total other income (expenses)	(117,293)	(309,443)

Loss before income taxes	(537,910)	(672,124)

Provision (benefit) for income taxes	800	(119,102)

NET LOSS	$(538,710)	$(553,022)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	29,632,824	29,576,998

The accompanying notes are an integral part of these consolidated financial statements.

Solis Tek Inc.

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	24,574,968	2,457	1,880,568	(328,941)	1,554,084

Net proceeds from the sale of common stock	1,612,032	161	805,839	-	806,000

Issuance of common stock upon reverse merger	3,364,998	337	(15)	-	322

Fair value of common stock issued for services	-	-	15,217	-	15,217

Issuance of common stock for repayment of accounts payable	25,000	3	9,997	-	10,000

Net loss for the year ended December 31, 2015	-	-	-	(553,022)	(553,022)

Balance, December 31, 2015	29,576,998	2,958	2,711,606	(881,963)	1,832,601

Fair value of common stock issued to employees	145,000	14	110,986	-	111,000

Net loss for the year ended December 31, 2016				(538,710)	(538,710)

Balance, December 31, 2016	29,721,998	$2,972	$2,822,592	$(1,420,673)	$1,404,891

The accompanying notes are an integral part of these consolidated financial statements.

Solis Tek Inc.

Consolidated Statements of Cash Flows

	Years ended December 31
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(538,710)	$(553,022)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for bad debt expense	214,416	89,854
Depreciation and amortization	70,950	51,118
Amortization of loan fees	28,370	11,630
Fair value of common stock issued for services	111,000	15,217
Fair value of common stock issued for repayment accounts payable	-	10,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(282,133)	(160,466)
Inventories	939,055	(2,068,498)
Inventories Under Warranty Claims	75,621	228,014
Advances to suppliers	22,420	9,072
Prepaid expenses and other	(62,290)	6,912
Income taxes receivable	72,812	24,426
Other assets	-	(1,649)
(Decrease) Increase in:
Accounts pable and accrued expenses	(12,388)	336,046
Due to related parties	(87,990)	1,033,559
Interest expense on notes payable to officers	29,501	15,784
Customer deposits	-	(11,970)
Income taxes payable	-	(285,184)
Net cash provided by (used in) operating activities	580,634	(1,249,157)
Cash Flows from Investing Activities
Cash acquired in reverse merger	-	322
Purchase of property and equipment	(8,185)	(144,011)
Net cash used in investing activities	(8,185)	(143,689)
Cash Flows from Financing Activities
Net proceeds from sale of common stock	-	806,000
Payments on capital lease obligations	(12,844)	(13,889)
Payment on line of credit	(600,000)
Proceeds from loans payable	110,000	500,000
Payments on loans payable	(487,458)	(172,415)
Proceeds from notes payable related parties	610,000	-
Payments on amounts due to related parties	(22,680)	(29,530)
Net cash provided by (used in) financing activities	(402,982)	1,090,166
Net increase (decrease) in cash	169,467	(302,680)

Cash beginning of period	106,316	408,996
Cash end of period	$275,783	$106,316

Interest paid	$8,989	$33,049
Taxes (refund) paid	$(79,315)	$200,748

Non-cash transactions
Purchase of property through loan payable	$-	$44,093

The accompanying notes are integral part of these consolidated financial statements.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Cash and Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2016, the Company recorded a net loss of $538,710 and generated cash from operations of $580,634.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

We estimate the Company currently has sufficient cash and liquidity to meet its anticipated working capital for the next twelve months.

Historically, we have financed our operations primarily through private sales of common stock, a line of credit and loans from a third party financial institution, related parties, and operations. We anticipate that our primary capital source will be positive cash flow from operations. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Solis Tek East Corporation (“STE”), an entity incorporated under the laws of the State of New Jersey and GrowPro Solutions, Inc. (“GrowPro”), and entity incorporated under the laws of the State of California. Intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2016 and 2015, as the Company has no outstanding equity instruments other than its outstanding common shares.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, reserves for inventory obsolescence, valuing equity instruments issued for services and valuation allowance for deferred tax assets, among others. Actual results could differ from these estimates.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of December 31, 2016 and December 31, 2015, the Company recorded a reserve for returned product in the amount of $45,410 and $130,410, respectively, which reduced the accounts receivable balances as of those periods.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At December 31, 2016, and December 31, 2015, the allowance for doubtful accounts and returns was $359,395 and $233,951, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of December 31, 2016 and 2015.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At December 31, 2016 and December 31, 2015, the reserve for excess and obsolete inventory was $101,305 and $139,685, respectively.

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (a related entity, see Note 5) offers a three year warranty on its products. Through December 31, 2016, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, the related party vendor issued the Company a credit memo for the entire amount of their returned product, totaling $453,778 and $653,118 in 2016 and 2015, respectively. The Company is planning to send the products to a free trade zone in Hong Kong or to another location in China, to repair, or replace, the defective products. As the manufacturer has issued the Company a credit for the entire defective product, the Company has not recorded a reserve on any of those products in its ending inventory.

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

Research and Development

Research and development costs are expensed in the period incurred. The costs primarily consist of personal and supplies

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2016 and 2015.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases its key products and components from single vendors. During the years ended December 31, 2016 and 2015, its ballasts, lamps and reflectors, which comprised the vast majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a related party (see Note 5).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There were no customers that accounted for more than 10% of the Company’s revenue for the years ended December 31, 2016 and 2015. Shipments to customers outside the United States comprised 1% and 3% for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, one customer accounted for 18% of the Company’s trade accounts receivable balance, and as of December 31, 2015, two customers accounted for 15%, and 20% of the Company’s trade accounts receivable balance.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2016 and 2015:

	2016	2015

Machinery and equipment	$231,506	$231,506
Computer equipment	12,448	12,448
Furniture and fixtures	97,451	89,266
Leasehold improvements	7,000	7,000
	348,405	340,220
Less: accumulated depreciation and amortization	(143,469)	(72,519)
Property and equipment, net	$204,936	$267,701

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $70,950 and $51,118, respectively.

Property and equipment include assets acquired under capital leases of $64,632 at December 31, 2016 and 2015, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the years ended December 31, 2016 and 2015 totaled approximately $3,119,000 and $6,265,000, respectively. The Company believes purchase prices from the related party approximate what the Company would have to pay from an independent third party vendor. At December 31, 2016 and 2015, the Company owed the related party $1,083,764 and $1,171,754, respectively.

Amounts Due to Related Parties

As of December 31, 2016 and December 31, 2015, the Company owed related parties $134,086 and $127,265, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 as of December 31, 2016 and 2015, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable to related parties, which totaled to $68,471 and $28,969 at December 31, 2016 and 2015, respectively. Also included is $62,319 and $94,999 of unpaid compensation, which was owed to the officers/shareholders December 31, 2016 and 2015, respectively.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at December 31, 2016 and 2015:

	2016	2015

Notes payable to officers/shareholders (a)	$195,000	$195,000
Notes payable to officers/shareholders (b)	600,000	-
Notes payable to related parties (c)	70,000	60,000
	865,000	255,000
Less: current portion	(265,000)	(255,000)
Non-current portion	$600,000	$-

a.	On July 1, 2012, the Company entered into notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at December 31, 2016 and 2015, respectively.

b.	In May 2016, the Company entered into two separate notes payable agreements with the aforementioned two officers/shareholders. Under each of the agreements, the Company borrowed $300,000 from each of the officers/shareholders. The notes accrue interest at 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was due on the combined notes at December 31, 2016.

c.	In November 2015, the Company borrowed $60,000 from the parents of one of the Company’s officer/shareholders. The loan accrues interest at 10% per annum, is unsecured and is due on or before December 31, 2016. A total of $60,000 was owed on the loan as of December 31, 2016 and 2015.

In January 2016, the Company borrowed an additional $110,000 from relatives of one of the Company’s officers/shareholders. The loan accrues interest at 10% per annum, is unsecured and is currently due. In April 2016, $100,000 was repaid on the loan. A total of $10,000 was owed on the loan as of December 31, 2016.

Interest expense on the notes to related parties for the year ended December 31, 2016 and 2015 was $56,626 and $15,784, respectively. Interest paid to the related parties during the year ended December 31, 2016 and 2015 amounted to $17,124 and $0, respectively. Accrued interest included in Amounts due to related parties at December 31, 2016 and 2015 was $68, 471 and $28,969, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 6 - LINE OF CREDIT

The Company had a revolving line of credit with a bank in which it can borrow up to $600,000.. The line of credit was secured by substantially all assets of the Company and a personal guarantee from one of the Company’s officers/shareholders, including his personal residence. As of December 31, 2015, $600,000 was outstanding under the line of credit. The line of credit was paid off in May 2016.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following as of December 31, 2016 and December 31, 2015:

	2016	2015

Business loan (a)	$-	$341,035
Automobile loans (b)	34,220	42,273
	34,220	383,308
Less: current portion	(8,262)	(349,089)
Non-current portion	$25,958	$34,219

a.	In September 2015, the Company entered into a Business Loan and Security Agreement, under which the Company could borrow up to $500,000. The loan was secured by credit card collections and certain Company assets. The loan was paid off in September 2016.

b.	In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $34,220 and 42,273 was owed on the loans as of December 31, 2016 and 2015, respectively.

Principal payments due on long-term debt as of December 31, 2016 for each of the next five years are as follows:

Years ending December 31,	Amount
2017	8,262
2018	8,476
2019	7,542
Thereafter	9,940
TOTAL	$34,220

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 8 – SHAREHOLDERS’ EQUITY

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

In November 2015, the Company entered into a four year employment agreement with one of its employees in which the employee was granted 500,000 shares of the Company’s common stock. The shares vest equally in six month periods over the four years. The fair value of the shares on the date of grant was $400,000, which is being amortized ratably over the four year service period. A total of 125,000 shares were issued under the agreement during the year ended December 31, 2016. In addition 20,000 shares were granted to two employees for their services in 2016. The amount amortized as stock based compensation in 2016 and 2015 was $111,000 and $15,217, respectively.

At December 31, 2016, there were 29,721,998 shares of common stock issued and outstanding.

NOTE 9- COMMITMENTS

Operating Leases

The Company leases office and warehouse facilities under two non-cancellable lease agreements, one in Southern California and one in New Jersey. The Southern California lease was initiated in September 2013 and expires August 31, 2017. The New Jersey lease was initiated in October 2014 and expires September 30, 2019.

Minimum annual rental commitments under non-cancelable leases at December 31, 2016 are as follows:

Years ending December 31,	Amount
2017	148,020
2018	75,540
2019	57,912
TOTAL	$281,472

Rent expense was $218,997 and $217,304 for the years ended December 31, 2016 and 2015, respectively.

Capital Leases

The Company leases equipment under capital lease agreements. Future minimum lease payments at December 31, 2016 are as follows:

Years ending December 31,	Amount
2017	14,950
2018	9,668
Total minimum lease payments	24,618

Less: amount represented by interest	(1,242)
Less: current portion	(13,711)
Capital lease obligations, net of current portion	$9,665

OLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 9 – COMMITMENTS (CONTINUED)

Technology License Agreement

In March 2013, the Company entered into a Technology License Agreement with a third party vendor for consulting services. Under the agreement, the Company agreed to pay the vendor $100,000. For each of the years ended December 31, 2016 and 2015, $100,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations.

In 2015, the agreement was amended. Under the amended agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. A total of $41,790 and $43,775 of royalty fees were owed under the amended agreement for the year ended December 31, 2016 and 2015, respectively and were recorded in cost of goods sold on the consolidated Statements of Operations. A total of $165,553 was owed under the amended agreement at December 31, 2016.

NOTE 10 – INCOME TAXES

At December 31, 2016, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $738,000 for Federal and state purposes. The carryforwards expire in various amounts through 2034. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2016 and 2015, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2016 and 2015, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2013 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31,	December 31,
	2016	2015

Income tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	40.00%	22.3%

Income taxes at effective tax rate	-	17.7%

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 10 – INCOME TAXES (CONTINUED)

The components of deferred taxes consist of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Inventory reserves	$41,000	$140,141
Allowance for doubtful accounts and returns	143,000	93,581
Impairment of note receivable	40,000	100,000
Other accrued expenses	91,000	76,082
Depreciation	(55,000)	(52,702)
Net operating loss carryforwards	295,000	67,447
Less: Valuation allowance	(555,000)	(424,549)

Net deferred tax assets	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

In February 2017, the Company entered into a Consulting Agreement with a third party (“Consultant”) for providing numerous services including but not limited to business development, sales promotion, introduction to new business opportunities, strategic analysis, and, sales and marketing activities. The terms of the Consulting agreement include a cash compensation of $40,000 a month for twelve month and stock compensation up to 900,000 shares of the Company’s common stock, currently valued at $1,044,000 which will be recognized as an expense as the shares are issued. The Company or the Consultant may cancel the contract at any time with 30 days-notice within the first 90 days from the date of the agreement. The Company has issued 300,000 shares to the Consultant through March 2017 per the agreement.

In February 2017, the Company executed two promissory notes and borrowed $300,000 from the relatives of one of the directors of the Company. The notes are payable on demand and carry an interest of 14% per annum.

In March, 2017, the Board of Directors of the Company authorized a Private Placement Offering per Reg. D of up to $1,650,000 in shares of common stock to accredited investors providing for stock to be issued at $.80 per share. As of March 29, 2017, the Company has raised a total of $250,000 through an issuance of 312,500 shares.

On January 6, 2017, the company extended an offer to Dennis G. Forchic to become CEO. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. Mr. Forchic joined the Board of Directors in March 2017. The Employment Agreement provides for a base compensation of $162,000 per annum, a grant of 5,411,765 shares valued at $2,760,000, the purchase of an additional 784,314 shares valued at $400,000 for a consideration of $100,000, all shares issued under the ’34 Act Rule 144 restriction. In addition Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month thereafter. The options were valued at $822,713 using a Black Scholes options pricing model and will be amortized as an expense over the vesting period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

As of March 31, 2017, we have three directors. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Lien	Director	33	June 23, 2015
Alvin Hao	Director	34	June 23, 2015
Dennis G. Forchic	Director	51	March 27, 2017

Executive Officers

As of March 29, 2016, we have three Executive Officers. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Lien	Chairman, President, Secretary, Chief Financial Officer	33	June 23, 2015
Alvin Hao	Executive Vice-President	34	June 23, 2015
Dennis G. Forchic	Chief Executive Officer	51	January 6, 2017

Business Experience

The following is a brief account of the education and business experience for at least the past five years of our directors and our executive officers, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Officers and Directors

Alan Lien, is co-founder, Chairman, President, Director, Chief Financial Officer, Secretary and Treasurer. Mr. Lien is responsible for setting the sales, product development, product strategy, and input on the strategic direction of the Company. He leads the manufacturing, development and sourcing of Solis Tek products and setting up company infrastructure. From 2006 to 2009, Mr. Lien was the Chief Operating Officer for A&A Lien Enterprise, a trading company located in Taipei Taiwan. A&A Lien Enterprise is a 20 year old trading company with focus in sporting equipment. Among the well-known customers that were served by A&A Enterprise, and by Mr. Lien in particular, were Mitre, Umbro, Diadora, Louisville Slugger, Franklin, Diamond and more. During the four year tenure as the Chief Operating Officer for A&A, Mr. Lien supervised the development of new manufacturer relations, purchasing, quality control, trade show supervision, as well as developing new customer accounts. Mr. Lien received his BS in Marketing from Monmouth University in 2006.

Alvin Hao, is co-founder, Director, and Executive Vice President Mr. Hao has broad knowledge of the hydroponics industry, including aspects of hardware and years of gardening experience. Mr. Hao is responsible for creating and maintaining corporate infrastructure, oversee daily operations, sales, and financial planning, lead marketing strategy, He received his BS in Business Administration and Marketing from California State University Long Beach in 2007.

Newly appointed CEO and Board member Dennis G. Forchic (co)-founded five start-up entities over the last 25 years. His experience includes leading multiple early stage growth companies to top line revenues in the mid-to-upper eight figure range prior to exiting through successful sales transactions to the investment communities. One of the transactions, an east coast manufacturing company, had an annual run rate approaching nine figures and 400+ employees at the time of his exit. Mr Forchic brings national and international business experience and full spectrum business acumen along with experienced leadership skills to the Solis Tek management team. Over the last 15 months Mr. Forchic has acted as senior advisor to Solis Tek’s Chief Executive Officer, and integrated himself into the agri-grow, hydroponic, and cannabis industry. Mr. Forchic obtained a BBA in Finance in 1988 from the University of Miami.

Committees

The board of directors has no standing committees. However, the Company intends to implement a comprehensive corporate governance program, including establishing various board committees and adopting a Code of Ethics in the future. In addition, the Company has secured Directors and Officers insurance consistent with the Company’s and Board of Director’s mandates.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation Overview

Historically, our executive compensation program has reflected our growth and development-oriented corporate culture. As of December 31, 2016, the compensation of our executive officers has consisted of a base salary. Our executive officers and all salaried employees are also eligible to receive health and welfare benefits.

As we have transitioned from a private company to a publicly-traded company, we have and will continue to evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances require. At a minimum, we expect to review executive compensation annually. As part of this review process, we expect the Board of Directors to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive. We will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

The Company’s growth and progress centered around its ability to innovate its technology to respond to the changing needs of the industry, and stay ahead of the sales curve relating to new states becoming cannabis enabled and legal, thereby creating new demand in medical and recreational growers. The Company’s requirements in these areas of sales and technology demanded that the Company’s founders devote more and more of their time to growth and development creating a need in the areas of business management with particular attention to the public company sector. The company’s search for key executives to fill these growth needs demands that the Company find a seasoned high level executive with broad based multi-national experience in a growth industry yet intimately knowledgeable of the needs associated with early stage growth companies. Having had the benefit of working together in a consulting capacity side-by-side for many months with founder Alan Lien, the Company made the decision to engage Dennis G. Forchic as its Chief Executive Officer.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees may be in the future performance-based, our executive compensation program will not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs will be designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs will reasonably be likely to have a material adverse effect on us.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to each individual who served as our Chief Executive Officer and Chief Operating Officers at any time during the last completed fiscal year. There were only two individuals who were serving as Executive Officers at the end of the last completed fiscal year for services rendered in all capacities to us for the years ended December 31, 2015 and 2014. These individuals were our named executive officers of Solis Tek Inc. for 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Lien, Director, CEO	2016	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500
and CFO	2015	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500

Alvin Hao, COO and	2016	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500
President	2015	162,0000	N/A	N/A	N/A	N/A	N/A	N/A	162,500

Director Compensation

Employees of the Company who also serve as directors do not receive additional compensation for their performance of services as directors. For 2016 and 2015, directors of the Company did not receive additional consideration for their service as directors.

Option Plan

There are no stock option plans or common shares set aside for any stock option plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 29, 2017 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
Alan Lien Director, Chairman, President, CFO, and Secretary 16926 S. Keegan Ave. Unit A, Carson, CA	Common Stock	10,000,002	27.4%

Alvin Hao Director and EVP 16926 S. Keegan Ave. Unit A, Carson, CA	Common Stock	10,000,002	27.4%

Dennis G. Forchic Director and CEO 16926 S. Keegan Ave. Unit A, Carson, CA	Common Stock	6,196,079	16.9%

Directors and Executive Officers	Common Stock	26,196,083	71.7%

All Directors and Officers (as a group)	Common Stock	26,196,083	71.7%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which as of 2014, is the sole supplier of ballasts to the Company. Purchases from the related party for the years ended December 31, 2016 and 2015 totaled approximately $3,898,000 and $6,265,000, respectively. The Company believes purchase prices from the related party approximate what the Company would have to pay from an independent third party vendor. At December 31, 2016 and 2015, the Company owed the related party $1,083,764 and $1,171,754, respectively.

Amounts Due to Officers/Shareholders

On July 1, 2012, the Company entered into notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at December 31, 2016 and 2015. There was no interest paid to the officers/shareholders relating to the notes for the years ended December 31, 2016 and 2015. Interest expense on the notes for the years ended December 31, 2016 and 2015 was $15,643 and $15,784, respectively.

On May 9, 2016, the Company also entered into notes payable agreements with these two officers/shareholders to borrow $300,000 under each individual note. These notes mature on May31, 2018 and bear an interest at 8%. The interest is accrued and payable on May 31, 2018. The Company has the right to prepay all or any portion of the Principal amount and all accrued interest thereon at any time before maturity date without any prepayment penalty. As of December 31, 2016 a balance of $600,000 was outstanding under these notes. Interest expense under these notes for the year ended December 31, 2016 was $31,167.

As of December 31, 2016 and 2015, the Company also owed the same two officers/shareholders as noted above an additional $134,088 and $127,265, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 and $3,297 as of December 31, 2016 and 2015, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable described above, which totaled to $68,472 and $28,969 at December 31, 2016 and 2015, respectively. Also included is $62,319 and $94,999 of unpaid compensation, which was owed to the officers/shareholders at December 31, 2016 and 2015, respectively.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of three members, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended December 31, 2016 and 2015:

Fees	2016	2015
Weinberg & Company, CPAs

Audit fees	$98,775	$111,462
Audit Related Fees	-	-
Tax fees	15,385	42,088
All other fees	-	-

Total Fees	$114,160	$153,550

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

Item. 15. EXHIBITS

Exhibit Number	Ref	Description of Document
31.1/2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/2	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99	*	Employment agreement with Chief Executive Officer.

101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Dennis G. Forchic
Dennis Forchic
Chief Executive Officer
March 31, 2017

