Form 10-Q
period 2017-03-31
Solis Tek, Inc./NV
filed 2017-05-08
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

SOLIS TEK INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16926 S. Keegan Ave Suite A

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

The number of shares of registrant’s common stock outstanding as of May 8, 2017 was 36,593,077. The registrant had no outstanding preferred stock as of that date.

FORM 10-Q

SOLIS TEK INC. AND SUBSIDIARIES

MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Solis Tek Inc.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$414,937	$275,783
Accounts Receivable, net of allowance for doubtful accounts of $411,822 and $359,395	1,286,373	628,691
Inventories	2,014,820	2,880,804
Advances to suppliers	192,857	-
Prepaid expenses and other current assets	77,363	75,109
Total current assets	3,986,350	3,860,387

Property and equipment, net	190,391	204,936
Other assets	32,072	32,071
TOTAL ASSETS	$4,208,813	$4,097,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$735,519	$552,057
Due to related party vendor	422,526	1,083,764
Note payable - related parties	545,000	265,000
Amount due to related parties	137,508	134,086
Capital lease obligations, current portion	11,919	13,711
Loans payable, current portion	8,161	8,262
Total Current Liabilities	1,860,633	2,056,880

Capital lease obligations, net of current portion	8,102	9,665
Loans payable, net of current portion	24,020	25,958
Notes payable related parties, net of current portion	600,000	600,000
Total liabilities	2,492,755	2,692,503

Commitments and contingencies

Shareholders’ Equity

Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 36,593,077 and 29,721,998 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3,660	2,972
Additional paid-in-capital	6,885,058	2,822,592
Accumulated deficit	(5,172,660)	(1,420,673)
Total Shareholders’ Equity	1,716,058	1,404,891

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,208,813	$4,097,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2017	2016
	(Unaudited)
Sales	$2,901,826	$2,584,668
Cost of goods sold (including $1,465,996 and $1,366,622 from related party)	1,781,304	1,658,711
Gross profit	1,120,522	925,957

Operating expenses
Selling, general and administrative expenses	4,764,655	753,694
Research and development	82,770	57,000
Total operating expenses	4,847,425	810,694

Loss from operations	(3,726,903)	115,263

Interest expense	(24,171)	(26,774)

Loss before income taxes	(3,751,074)	88,489

Provision for income taxes	913	43,529

NET INCOME (LOSS)	$(3,751,987)	$4,960

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$0.00

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	36,388,724	29,594,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.
Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	29,721,998	$2,972	$2,822,592	$(1,420,673)	$1,404,891

Net proceeds from the sale of common stock	375,000	38	299,962		300,000

Fair value of common stock issued for services	300,000	30	512,970		513,000

Fair value of common stock issued to employees	6,196,079	620	3,184,380		3,185,000

Fair Value of vested options			65,154		65,154

Net loss for the quarter ended March 31, 2017				(3,751,987)	(3,751,987)

Balance, March 3, 2017	36,593,077	$3,660	$6,885,058	$(5,172,660)	$1,716,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(3,751,987)	$44,960

Adjustments to reconcile net loss to net cash used in operating activities

Provision for bad debt expense	52,487	38,935
Depreciation and amortization	17,745	17,515
Amortization of loan fees	-	10,000
Interest expense on loans payable to officers		3,889
Interest expense on loans payable - related parties	3,422	4,378
Fair value of common stock issued for services	3,763,154	36,000

Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(710,169)	(412,030)
Inventories	865,984	805,924
Advances to suppliers	(192,857)	(43,741)
Prepaid expenses and other	(2,254)	(14,430)
(Decrease) Increase in:
Accounts pable and accrued expenses	183,461	(164,145)
Due to related party vendor	(661,238)	(93,436)
Income taxes payable	-	43,529
Net cash used in operating activities	(432,252)	277,348

Cash Flows from Investing Activities
Purchase of property and equipment	(3,200)	-
Net cash used in investing activities	(3,200)	-

Cash Flows from Financing Activities
Net proceeds from sale of common stock	300,000	-
Payments on capital lease obligations	(3,355)	(3,127)
Payments on loans payable	(2,039)	(193,518)
Proceeds from notes payable related parties	300,000	110,000
Payments on notes payable related parties	(20,000)	-
Net cash provided by financing activities	574,606	(86,645)

Net increase (decrease) in cash	139,154	190,703

Cash beginning of period	275,783	106,316
Cash end of period	$414,937	$297,019

Interest paid	$10,999	$18,507
Taxes paid	$-	$3,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Solis Tek Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

History and Organization

Solis Tek Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 2, 2007 as Cinjet, Inc. (“Cinjet”). Effective September 1, 2015, Cinjet changed its corporate name to Solis Tek Inc. On June 23, 2015, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Agreement”) with Solis Tek Inc., a California corporation (“STI”), and CJA Acquisition Corp., a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into STI (the “Merger”), with STI surviving the Merger as a wholly-owned subsidiary of the Company. The Merger was accounted for as a recapitalization of the Company with STI being deemed the accounting acquirer.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Income (Loss) Per Share Calculations

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. Options to acquire 3,000,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at March 31, 2017 as their effect would have been anti-dilutive.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of March 31, 2017 and December 31, 2016, the Company recorded a reserve for returned product in the amount of $45,410 and $45,410, respectively, which reduced the accounts receivable balances as of those periods.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases its key products and components from single vendors. During the three months ended March 31, 2017 and 2016, its ballasts, lamps and reflectors, which comprised the vast majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a related party (see Note 4).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There was one customer that accounted for 12% and 11% of the Company’s revenue for the three months ended March 31, 2017 and 2016, respectively. Shipments to customers outside the United States comprised 0.3% and 0.3% for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, one customer accounted for 12% of the Company’s trade accounts receivable balance and as of December 31, 2016, a different customer accounted for 13% of the Company’s trade accounts receivable balance.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Machinery and equipment	$234,706	$231,506
Computer equipment	12,448	12,448
Furniture and fixtures	97,451	97,451
Leasehold improvements	7,000	7,000
	351,605	348,405
Less: accumulated depreciation and amortization	(161,214)	(143,469)
Property and equipment, net	$190,391	$204,936

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $17,745 and $17,515, respectively.

Property and equipment include assets acquired under capital leases of $64,632 and $64,632 at March 31, 2017 and December 31, 2016, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the three months ended March 31, 2017 and 2016 totaled approximately $848,000 and $902,000, respectively. The Company believes purchase prices from the related party approximate what the Company would have to pay from an independent third party vendor. At March 31, 2017 and December 31, 2016, the Company owed the related party $422,526 and $1,083,764, respectively.

Amounts Due to Related Parties

As of March 31, 2017 and December 31, 2016, the Company owed related parties $137,508 and $134,086, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 as of March 31, 2017 and December 31, 2016, respectively. The balances are payable on demand, noninterest bearing and are unsecured. The balances also included interest owed on the notes payable to related parties, which totaled to $81,892 and $56,590 at March 31, 2017 and December 31, 2016, respectively. Also included is $52,319 and $62,319 of unpaid compensation, which was owed to the officers/shareholders at March 31, 2017 and December 31, 2016, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Notes payable to officers/shareholders (a)	$195,000	$195,000
Notes payable to officers/shareholders (b)	600,000	600,000
Notes payable to related parties (c)	300,000	-
Notes payable to related parties (d)	50,000	70,000
	1,145,000	865,000
Less: current portion	(545,000)	(265,000)
Non-current portion	$600,000	$600,000

a.	On July 1, 2012, the Company entered into unsecured notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at March 31, 2017 and December 31, 2016, respectively.

b.	In May 2016, the Company entered into two separate notes payable agreements with the aforementioned two officers/shareholders. Under each of the agreements, the Company borrowed $300,000 from each of the officers/shareholders. The notes accrue interest at 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was due on the combined notes at March 31, 2017, and December 31, 2016.

c.	In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of one of the directors of the Company. The notes are unsecured, payable on demand and carry an interest of 14% per annum. A total of $300,000 was due on the combined notes at March 31, 2017.

d.	The Company entered into note agreements with the parents of one of the Company’s officer/shareholders. The loans accrues interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 and $70,000 was owed on the loans as of March 31, 2017 and December 31, 2016, respectively.

Interest expense on the notes to related parties for the three months ended March 31, 2017 and 2016 was $23,622 and $4,378, respectively. Accrued interest included in Amounts due to related parties at March 31, 2017 and December 31, 2016 was $70,012 and $68,471, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 6 – LOANS PAYABLE

Loans payable consist of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Automobile loans (a)	32,181	34,220
Less: current portion	(8,161)	(8,262)
Non-current portion	$24,020	$25,958

In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $32,181 and $34,220 was owed on the loans as of March 31, 2017 and December 31, 2016, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Agreement with Chief Executive Officer

On January 6, 2017, the company extended an offer to Dennis G. Forchic to become CEO. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. As part of the Employment Agreement, the Company issued a total of 5,411,765 shares valued at $2,760,000, the purchase of an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $3,060,000, which was recorded as stock compensation expense.

In addition Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next two years. The options were valued at $835,767 using a Black Scholes options pricing model and will be amortized as an expense over the vesting period. The amount amortized as stock based compensation during the three months ended March 31, 2017 was $65,154. The fair value of the options of $835,767 was based on a probability effected Black-Scholes option pricing model with a stock price of $0.51, volatility of 198.3% and risk-free rates of 0.83% - 1.03%. As of March 31, 2017, there was $770,613 of unvested stock compensation that will amortized over the next two years.

Other issuances

In February 2017, the Company entered into a Consulting Agreement with a third party (“Consultant”) for providing numerous services including but not limited to business development, sales promotion, introduction to new business opportunities, strategic analysis, and, sales and marketing activities. As part of the Agreement, the Company issued 300,000 shares to the Consultant on February 1, 2017 valued at $255,000. In addition, the consultant is entitled to receive an additional 600,000 shares that vest over the next 150 days from the initial issuance. As of March 31, 2017, 200,000 of these shares with a fair value of $258,000 had been earned (and yet been issued). As such, the Company recorded the aggregate fair value of these shares of $513,000 as compensation expense at March 31, 2017.

Shares issued for cash

In March, 2017, the Board of Directors of the Company authorized a Private Placement Offering per Reg. D of up to $1,650,000 in shares of common stock to accredited investors providing for stock to be issued at $.80 per share. For the three months ended march 31, 2017, the Company issued 375,000 shares for a total of $300,000.

Technology License Agreement

The Company entered into a Technology License Agreement with a third party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the three months ended March 31, 2017 and 2016, $25,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations related to the minimum annual fee. .A total of $14,685 of royalty fees were owed under the amended agreement for the three months ended March 31, 2017 and were recorded in cost of goods sold on the consolidated Statements of Operations. No royalty fees were owed under the agreement for the three months ended March 31, 2016. A total of $180,238 and $165,553 was owed under the amended agreement at March 31, 2017 and December 31, 2016, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In April 2017, the Company entered into a strategic communication counsel agreement (“Agreement”) with a third party to create a strategic, corporate communication program to support sales and branding efforts, as well as help the Company communicate its broader vision to the marketplace. The Agreement is for a period of twelve months with a cash compensation of $6,500 a month from April 2017 to June 2017, and $12,500 a month thereafter and stock compensation of 187,000 shares of the Company’s common stock, currently valued at $231,880 which will be recognized as an expense as the shares are issued.

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

The Company, through its wholly owned subsidiary is in the operations of designing, developing and sourcing a line of Solis Tek Digital Ballasts intended for use in high intensity lighting systems used for horticulture. An electrical ballast is a device intended to limit the amount of current in an electric circuit. A familiar and widely used example is the inductive ballast used in fluorescent lamps, to limit the current through the tube, which would otherwise rise to destructive levels due to the tube’s negative resistance characteristic. Since the commencement of operations, our product line has evolved from digital ballasts to a line of lighting products including a line of specialty ballasts ranging from 400 watts to 1,000 watts with various features, a line of specialty metal halide digital lamps, a line of reflectors, high intensity lighting accessories.

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

Recent Accounting Pronouncements

See Note 2 of the condensed financial statements for management’s discussion of recent accounting pronouncements.

Results of Operations

Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2017 and 2016 was $2,901,826 and $2,584,668, respectively, an increase of $317,158 or 12%. The increase was primarily due to more market penetration within our hydroponic customers and commercial facilities during the first quarter of 2017, as compared to the first quarter of 2016.

Cost of sales for the three months ended March 31, 2017 and 2016, was $1,781,304 and $1,658,711, respectively. Gross profit for the three months ended March 31, 2017 and 2016, was $1,120,522 and $925,957, respectively. The increase in gross profit of $194,565, or 21% was primarily due to increase in revenue. As a percentage of revenue, gross profit for the three months ended March 31, 2017 was 38.6% compared to 35.8% for the three months ended March 31, 2016. The increase in gross profit percentage was due to higher revenue and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2017 and 2016 was $4,764,655 and $753,694, respectively, an increase of $4,010,961 or 532%. The increase in SG&A expenses was due to increase in payroll, marketing, travel, trade shows, outbound freight, and sales commission to support the increase in revenues and stock compensation costs and increase in bad debt expenses For the three months ended March 31, 2017 stock compensation expense was $3,638,154 compared to $36,000 for the three months ended March 31, 2016.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2017 and 2016 was $82,770 and $57,000, respectively, an increase of $25,770 or 45%. The increase in R&D expenses was primarily due to fair value of common stock ($25,000) issued to an employee. The R&D expense was incurred for the improvement in existing products and development of new products.

Net (Loss) income before income taxes

Net loss for the three months ended March 31, 2017 was $3,480,253 compared to net income of $44,960 for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2017 was due to significant noncash costs of $3,763,154 that resulted in the increase in SG&A, and R&D and was offset in part with increase in gross profit compared to the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash flows used in operating activities

During the three months ended March 31, 2017, the Company used $432,252 in operating activities, compared to cash provided by operating activities of $277,348 during the three months ended March 31, 2016. During the three months ended March 31, 2017, cash was primarily used in increase in accounts receivable to support higher revenue, advance to suppliers for the purchase of inventory, reduction in related party vendor and was offset in part with reduction in inventory and increase in accounts payable and accrued expenses.

Cash flows used in investing activities

During the three months ended March 31, 2017, the Company used $3,200 in the property and equipment for purchase of certain molds.

Cash flows provided by financing activities

During the three months ended March 31, 2017, the Company generated $574,606 from financing activities compared to cash used in financing activities of $86,645 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company raised a $300,000 through an issuance of common stock under Private Placement Offering, and proceeds from notes payable to related parties of $300,000 and part of the proceeds were used to pay notes payable-related party of $20,000 and payments on loans payable and capital lease obligation.

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

On March 6, 2017, the Board of Directors of the Company authorized a Private Placement Offering per Reg. D of up to $1,650,000 in shares of common stock to accredited investors. For the three months ended march 31, 2017, the Company has raised a total of $300,000 through an issuance of 375,000 shares under this offering.

Non-GAAP Measure – Adjusted EBITDA

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, provision for income taxes, depreciation and amortization, and stock-based compensation. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended March 31, 2017 and 2016.

	Three months ended
	March 31, 2017	March 31, 2016

Net income (loss)	$(3,751,987)	$44,960
Add:
Interest expense	24,171	26,774
Provision for income taxes	913	43,529
Depriciation and amortization	17,745	17,515
Stock-based compensation	3,663,154	-
Adjusted EBITDA	$(46,004)	$132,778

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Dennis G. Forchic
Dennis G. Forchic
Chief Executive Officer
May 8, 2017

