Form 10-Q/A
period 2017-03-31
Solis Tek, Inc./NV
filed 2017-05-08
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to Solis Tek Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 8, 2017 (the “Form 10-Q”), is to correct typographical errors that occurred during the Edgarizing process.

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

Solis Tek Inc.
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2017	2016
	(Unaudited)
Sales	$2,901,826	$2,584,668
Cost of goods sold (including $1,465,996 and $1,366,622 from related party)	1,781,304	1,658,711
Gross profit	1,120,522	925,957

Operating expenses
Selling, general and administrative expenses	4,764,655	753,694
Research and development	82,770	57,000
Total operating expenses	4,847,425	810,694

Loss from operations	(3,726,903)	115,263

Interest expense	(24,171)	(26,774)

Loss before income taxes	(3,751,074)	88,489

Provision for income taxes	913	43,529

NET INCOME (LOSS)	$(3,751,987)	$44,960

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$0.00

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	36,388,724	29,594,800

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

Solis Tek Inc.
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net Income (Loss)	$(3,751,987)	$44,960

Adjustments to reconcile net loss to net cash used in operating activities

Provision for bad debt expense	52,487	38,935
Depreciation and amortization	17,745	17,515
Amortization of loan fees	-	10,000
Interest expense on loans payable to officers		3,889
Interest expense on loans payable - related parties	3,422	4,378
Fair value of common stock issued for services	3,663,154	36,000

Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(710,169)	(412,030)
Inventories	865,984	805,924
Advances to suppliers	(192,857)	(43,741)
Prepaid expenses and other	(2,254)	(14,430)
(Decrease) Increase in:
Accounts payable and accrued expenses	183,461	(164,145)
Due to related party vendor	(661,238)	(93,436)
Income taxes payable	-	43,529
Net cash used in operating activities	(532,252)	277,348

Cash Flows from Investing Activities
Purchase of property and equipment	(3,200)	-
Net cash used in investing activities	(3,200)	-

Cash Flows from Financing Activities
Net proceeds from sale of common stock	400,000	-
Payments on capital lease obligations	(3,355)	(3,127)
Payments on loans payable	(2,039)	(193,518)
Proceeds from notes payable related parties	300,000	110,000
Payments on notes payable related parties	(20,000)	-
Net cash provided by financing activities	674,606	(86,645)

Net increase (decrease) in cash	139,154	190,703

Cash beginning of period	275,783	106,316
Cash end of period	$414,937	$297,019

Interest paid	$10,999	$18,507
Taxes paid	$-	$3,126

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

Amounts Due to Related Parties

As of March 31, 2017 and December 31, 2016, the Company owed related parties $137,508 and $134,086, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 as of March 31, 2017 and December 31, 2016, respectively. The balances are payable on demand, noninterest bearing and are unsecured. The balances also included interest owed on the notes payable to related parties, which totaled to $81,892 and $68,470 at March 31, 2017 and December 31, 2016, respectively. Also included is $52,319 and $62,319 of unpaid compensation, which was owed to the officers/shareholders at March 31, 2017 and December 31, 2016, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Notes payable to officers/shareholders (a)	$195,000	$195,000
Notes payable to officers/shareholders (b)	600,000	600,000
Notes payable to related parties (c)	300,000	-
Notes payable to related parties (d)	50,000	70,000
	1,145,000	865,000
Less: current portion	(545,000)	(265,000)
Non-current portion	$600,000	$600,000

a.	On July 1, 2012, the Company entered into unsecured notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at March 31, 2017 and December 31, 2016, respectively.

b.	In May 2016, the Company entered into two separate notes payable agreements with the aforementioned two officers/shareholders. Under each of the agreements, the Company borrowed $300,000 from each of the officers/shareholders. The notes accrue interest at 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was due on the combined notes at March 31, 2017, and December 31, 2016.

c.	In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of one of the directors of the Company. The notes are unsecured, payable on demand and carry an interest of 14% per annum. A total of $300,000 was due on the combined notes at March 31, 2017.

d.	The Company entered into note agreements with the parents of one of the Company’s officer/shareholders. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 and $70,000 was owed on the loans as of March 31, 2017 and December 31, 2016, respectively.

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

In addition Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next two years. The options were valued at $835,767 using a Black Scholes options pricing model and will be amortized as an expense over the vesting period. The amount amortized as stock based compensation during the three months ended March 31, 2017 was $65,154. The fair value of the options of $835,767 was based on a probability effected Black-Scholes option pricing model with a stock price of $0.51, volatility of 198.3% and risk-free rates of 0.83% - 1.03%. As of March 31, 2017, there was $770,613 of unvested stock compensation that will be amortized over the next two years.

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

Net Income (Loss)

Net loss for the three months ended March 31, 2017 was $3,751,987 compared to net income of $44,960 for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2017 was due to significant noncash costs of $3,663,154 that resulted in the increase in SG&A, and R&D and was offset in part with increase in gross profit compared to the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash flows used in operating activities

During the three months ended March 31, 2017, the Company used $532,252 in operating activities, compared to cash provided by operating activities of $277,348 during the three months ended March 31, 2016. During the three months ended March 31, 2017, cash was primarily used in increase in accounts receivable to support higher revenue, advance to suppliers for the purchase of inventory, reduction in related party vendor and was offset in part with reduction in inventory and increase in accounts payable and accrued expenses.

Cash flows used in investing activities

During the three months ended March 31, 2017, the Company used $3,200 in the property and equipment for purchase of certain molds.

Cash flows provided by financing activities

During the three months ended March 31, 2017, the Company generated $674,606 from financing activities compared to cash used in financing activities of $86,645 for the three months ended March 31, 2016. For the three months ended March 31, 2017, the Company raised a $400,000 through an issuance of common stock, and proceeds from notes payable to related parties of $300,000 and part of the proceeds were used to pay notes payable-related party of $20,000 and payments on loans payable and capital lease obligation.

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

