Form 10-Q
period 2017-06-30
Solis Tek, Inc./NV
filed 2017-08-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2017

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of August 4, 2017 was 37,522,577. The registrant had no outstanding preferred stock as of that date.

FORM 10-Q

SOLIS TEK INC. AND SUBSIDIARIES

JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Solis Tek Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$427,580	$275,783
Accounts Receivable, net of allowance for doubtful accounts of $398,168 and $359,395	1,221,349	628,691
Inventories	1,550,761	2,880,804
Prepaid expenses and other current assets	79,309	75,109
Total current assets	3,278,999	3,860,387

Property and equipment, net	172,505	204,936
Other assets	32,072	32,071
TOTAL ASSETS	$3,483,576	$4,097,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$672,283	$552,057
Due to related party vendor	124,715	1,083,764
Note payable - related parties	545,000	265,000
Amount due to related parties	150,795	134,086
Capital lease obligations, current portion	14,723	13,711
Loans payable, current portion	8,102	8,262
Total Current Liabilities	1,515,618	2,056,880

Capital lease obligations, net of current portion	1,883	9,665
Loans payable, net of current portion	22,021	25,958
Notes payable related parties, net of current portion	600,000	600,000
Total liabilities	2,139,522	2,692,503

Commitments and contingencies

Shareholders’ Equity
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 37,472,577 and 29,721,998 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	37,472	29,722
Additional paid-in-capital	8,067,943	2,795,842
Accumulated deficit	(6,761,361)	(1,420,673)
Total Shareholders’ Equity	1,344,054	1,404,891

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,483,576	$4,097,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales	$2,441,289	$2,125,830	$5,343,115	$4,710,498
Cost of goods sold (1)	1,521,410	1,324,165	3,302,714	2,982,876
Gross profit	919,879	801,665	2,040,401	1,727,622

Operating expenses
Selling, general and administrative expenses	2,391,231	765,531	7,155,886	1,519,225
Research and development	82,500	58,000	165,270	115,000
Total operating expenses	2,473,731	823,531	7,321,156	1,634,225

Income (loss) from operations	(1,553,852)	(21,866)	(5,280,755)	93,397

Interest expense, net of interest income	(31,649)	(23,620)	(55,820)	(50,394)
Interest income	-	4,500	-	4,500
Income (loss) before income taxes	(1,585,501)	(40,986)	(5,336,575)	47,503

Provision (benefit) for income taxes	3,200	(5,829)	4,113	37,700

NET INCOME (LOSS)	$(1,588,701)	$(35,157)	$(5,340,688)	$9,803

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(0.04)	$(0.00)	$(0.15)	$0.00

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	37,011,893	29,596,998	36,807,540	29,595,789

(1) Related party costs included in cost of goods sold	$1,247,897	$1,003,379	$2,688,893	$2,400,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Solis Tek Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	29,721,998	$29,722	$2,795,842	$(1,420,673)	$1,404,891

Net proceeds from the sale of common stock	375,000	375	299,625		300,000

Fair value of common stock issued for services	1,117,000	1,117	1,633,933		1,635,050

Fair value of common stock issued to employees	5,474,265	5,474	2,804,526		2,810,000

Fair value of common stock purchased by officer	784,314	784	399,216		400,000

Fair value of vested options			134,801		134,801

Net loss				(5,340,688)	(5,340,688)

Balance, June 30, 2017	37,472,577	$37,472	$8,067,943	$(6,761,361)	$1,344,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek, Inc.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(5,340,688)	$9,803

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

Provision for bad debt expense	77,808	41,114
Depreciation and amortization	35,631	35,102
Amortization of loan fees	-	20,000
Interest expense on loans payable - related parties	16,709	21,036
Fair value of common stock issued for services	4,445,050	61,000
Fair value of vested stock options	134,801
Common shares purchased by officer at discount	300,000

Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(670,466)	(238,997)
Inventories	1,330,043	1,199,286
Advances to suppliers	-	(16,404)
Prepaid expenses and other	(4,200)	(15,489)
(Decrease) Increase in:
Accounts payable and accrued expenses	120,226	(189,103)
Due to related party vendor	(959,049)	(388,398)
Income taxes payable	-	37,700
Net cash (used in) provided by operating activities	(514,137)	576,650

Cash Flows from Investing Activities
Purchase of property and equipment	(3,200)	(4,433)
Net cash used in investing activities	(3,200)	(4,433)

Cash Flows from Financing Activities
Proceeds from sale of common stock	300,000	-
Proceeds from sale of common stock to officer	100,000
Repayment of line of credit	-	(600,000)
Payments on capital lease obligations	(6,770)	(6,309)
Payments on loans payable	(4,096)	(100,000)
Proceeds from notes payable related parties	300,000	710,000
Payments on notes payable related parties	(20,000)	-
Payments on notes payable	-	(361,958)
Payments on amounts due to officers	-	(3,384)
Net cash (used in) provided by financing activities	669,134	(361,651)

Net increase in cash	151,797	210,566

Cash beginning of period	275,783	106,316
Cash end of period	$427,580	$316,882

Interest paid	$10,999	$32,449
Taxes paid	$3,200	$7,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Solis Tek Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Interim operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the years ended December 31, 2016 and 2015, which are included in the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2017.

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

The Solis Tek, Inc. launched an organic solutions and nutrient line in 2016 through its newly formed subsidiary Zelda Horticulture, Inc., (f.k.a. GrowPro Solutions, Inc.). Zelda’s in-house Research and Development department formulates unique plant nutrient additives designed to create healthier plants which yield greater plant aroma, volume, and oil production and intensity in the growing cycle. The end users of the new nutrient additive products are the same existing Solis Tek lighting clients, hence, the company will leverage its existing sales and distribution channels to gain maximum efficiencies with this new subsidiary division. Zelda’s nutrient products are trademark protected, formulated and produced in our own facility in Carson, CA.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and three of its wholly owned subsidiaries; Solis Tek Inc., a California corporation, Solis Tek East Corporation (“STE”), an entity incorporated under the laws of the State of New Jersey; and Zelda Horticulture, Inc, (“Zelda”) (f.k.a. GrowPro Solutions, Inc)., an entity incorporated under the laws of the State of California. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income (Loss) Per Share Calculations

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Shares of restricted stock subject to vesting are included in basic weighted average common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. Options to acquire 3,000,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at June 30, 2017 as their effect would have been anti-dilutive.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of June 30, 2017 and December 31, 2016, the Company recorded a reserve for returned product in the amount of $45,410 and $45,410, respectively, which is included in the allowance for doubtful accounts as of those dates.

Concentration Risks

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases its key products and components from single vendors. During the three and six months ended June 30, 2017 and 2016, its ballasts, lamps and reflectors, which comprised the vast majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a related party (see Note 4).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There were no customers that accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2017 and 2016. Shipments to customers outside the United States comprised 6% and 2.0% for the three months ended June 30, 2017 and 2016, respectively. Shipments to customers outside the United States comprised 4% and 4% for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, one customer accounted for 11% of the Company’s trade accounts receivable balance and as of December 31, 2016, a different customer accounted for 13% of the Company’s trade accounts receivable balance.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Machinery and equipment	$234,706	$231,506
Computer equipment	12,448	12,448
Furniture and fixtures	97,451	97,451
Leasehold improvements	7,000	7,000
	351,605	348,405
Less: accumulated depreciation and amortization	(179,100)	(143,469)
Property and equipment, net	$172,505	$204,936

Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 was $35,631 and $35,102, respectively.

Property and equipment include assets acquired under capital leases of $64,632 and $64,632 at June 30, 2017 and December 31, 2016, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 4 - RELATED PARTY TRANSACTIONS

Supplier

A family member of an officer/shareholder owns a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the three months ended June 30, 2017 and 2016 totaled approximately $708,000 and $602,000, respectively. Purchases from the related party for the six months ended June 30, 2017 and 2016 totaled approximately $1,596,000 and $1,504,000, respectively. At June 30, 2017 and December 31, 2016, the Company owed the related party $124,715 and $1,083,764, respectively.

Amounts Due to Related Parties

As of June 30, 2017 and December 31, 2016, the Company owed related parties $150,795 and $134,086, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 as of June 30, 2017 and December 31, 2016, respectively. The balances are payable on demand, noninterest bearing and are unsecured. The balances also included interest owed on the notes payable to related parties, which totaled to $105,179 and $68,470 at June 30, 2017 and December 31, 2016, respectively. Also included is $42,319 and $62,319 of unpaid compensation, which was owed to the officers/shareholders at June 30, 2017 and December 31, 2016, respectively.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Notes payable to officers/shareholders (a)	$195,000	$195,000
Notes payable to officers/shareholders (b)	600,000	600,000
Notes payable to related parties (c)	300,000	-
Notes payable to related parties (d)	50,000	70,000
	1,145,000	865,000
Less: current portion	(545,000)	(265,000)
Non-current portion	$600,000	$600,000

a.	On July 1, 2012, the Company entered into unsecured notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at June 30, 2017 and December 31, 2016, respectively.

b.	In May 2016, the Company entered into two separate notes payable agreements with the aforementioned two officers/shareholders. Under each of the agreements, the Company borrowed $300,000 from each of the officers/shareholders. The notes accrue interest at 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was outstanding on the combined notes at June 30, 2017, and December 31, 2016.

c.	In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of one of the directors of the Company. The notes are unsecured, payable on demand and carry an interest of 14% per annum. A total of $300,000 was outstanding on the combined notes at June 30, 2017.

d.	The Company entered into note agreements with the parents of one of the Company’s officer/shareholders. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 and $70,000 was due on the loans as of June 30, 2017 and December 31, 2016, respectively. These loans were extended with the mutual consent.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

Interest expense on the notes to related parties for the three months ended June 30, 2017 and 2016 was $30,487 and $17,147, respectively. Interest expense on the notes to related parties for the six months ended June 30, 2017 and 2016 was $54,109 and $21,037, respectively. Accrued interest included in Amounts due to related parties at June 30, 2017 and December 31, 2016 was $93,299 and $68,471, respectively.

NOTE 6 – LOANS PAYABLE

Loans payable consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31,2016

Automobile loans	30,123	34,220
Less: current portion	(8,102)	(8,262)
Non-current portion	$22,021	$25,958

In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $30,123 and $34,220 was owed on the loans as of June 30, 2017 and December 31, 2016, respectively.

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

In addition Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next three years. The options were valued at $835,767 using a Black Scholes options pricing model and will be amortized as an expense over the vesting period. The amount amortized as stock based compensation during the three and six months ended June 30, 2017 were $69,647 and $134,801, respectively. The fair value of the options of $835,767 was based on a probability effected Black-Scholes option pricing model with a stock price of $0.51, volatility of 198.3% and risk-free rates of 0.83% - 1.03%. As of June 30, 2017, there was $700,966 of unvested stock compensation that will be amortized over the next two and a half years. During the six months ended June 30, 2017, $134,801 of this cost was amortized.

Other issuances

During 2017, the Company entered into various consulting agreements with a third parties (“Consultants”) pursuant to which these Consultants will provide services including but not limited to business development, sales promotion, introduction to new business opportunities, strategic analysis, and, sales and marketing activities. In accordance with these agreements, the Company agreed to issue an aggregate of 1,117,000 shares to the Consultants for the services rendered. The Company accounted for the aggregate fair value of the shares of common stock issued to Consultants in accordance with current accounting guidelines, and determined the aggregate fair value of these shares to be $1,635,050 based on the trading prices per share of the Company’s stock at every issuance date. As there were no performance commitment and shares issued were nonrefundable, the Company recognized the full amount of the fair value of the common stock issued as stock compensation expense on its statement of Operations for the period ended June 30, 2017.

In November 2015, the Company entered into a four year employment agreement with one of its employees in which the employee was granted 500,000 shares of the Company's common stock. The shares vest equally in six month periods over the four years. The fair value of the shares on the date of grant was $400,000, which is being amortized ratably over the four year service period. The amount amortized as stock based compensation in each of the six month periods ended June 30, 2017 and 2016 was $50,000.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Shares issued for cash

During the six months ended June 30, 2017, the Company issued 375,000 shares for a total of $300,000 in a Private Placement Offerings per Reg. D.

NOTE – 8 TECHNOLOGY LICENSE AGREEMENT

The Company entered into a Technology License Agreement with a third party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the three months ended June, 2017 and 2016, $25,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations related to the minimum annual fee. For each of six months ended June 30, 2017 and 2017, $50,000 was recorded as research and development expense under the agreement on the consolidated Statement of Operations related to minimum annual fee. A total of $21,034 of royalty fees were owed under the amended agreement for the six months ended June 30, 2017 and were recorded in cost of goods sold on the consolidated Statements of Operations. No royalty fees were owed under the agreement for the six months ended June 30, 2016. A total of $186,587 and $165,553 was owed under the amended agreement at June 30, 2017 and December 31, 2016, respectively.

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

At the effective time of the Merger, each share of STI common stock issued and outstanding was converted automatically into the right to receive. 166 shares of the common stock of the Company, with an aggregate of 26,187,000 shares of the Company’s common stock issued to the former shareholders of STI.

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

The Company, through its two wholly owned subsidiaries, Solis Tek Inc. a California corporation and Solis Tek East, Corporation, an entity incorporated under the laws of the State of New Jersey, are in the operations of designing, developing and sourcing a line of Solis Tek Digital Ballasts intended for use in high intensity lighting systems used for horticulture. An electrical ballast is a device intended to limit the amount of current in an electric circuit. A familiar and widely used example is the inductive ballast used in fluorescent lamps, to limit the current through the tube, which would otherwise rise to destructive levels due to the tube’s negative resistance characteristic. Since the commencement of operations, our product line has evolved from digital ballasts to a line of lighting products including a line of specialty ballasts ranging from 400 watts to 1,000 watts with various features, a line of specialty metal halide digital lamps, a line of reflectors, high intensity lighting accessories.

The Company, through its third wholly owned subsidiary, Zelda Horticulture, Inc. a California corporation, introduced an organic solutions and nutrient line which was launched in 2016. Zelda’s in-house Research and Development department formulates unique plant nutrient additives designed to create healthier plants which yield greater plant aroma, volume, and oil production and intensity in the growing cycle. The end users of the new nutrient additive products are the same existing Solis Tek Inc. lighting clients, hence, the company will leverage its existing sales and distribution channels to gain maximum efficiencies with this new subsidiary division. Zelda’s nutrient products are trademark protected, created with 100% organic compounds, contain proprietary ingredients, formulated and produced in our own facility in Carson, CA, and have been thoroughly vetted by our customers and tested by outside independent third-party labs, consultants and growers. The nutrient additive products are typically used by our customers as a part of their daily plant nutrient feed program, creating a much tighter transaction interval relationship with our client base than the lighting division realizes due to those product lifecycles.

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

Results of Operations

Results of Operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2017 and 2016 was $2,441,289 and $2,125,830, respectively, an increase of $315,459 or 15%. The increase was primarily due to more market penetration within our hydroponic customers and commercial facilities during the second quarter of 2017, as compared to the second quarter of 2016.

Cost of sales for the three months ended June 30, 2017 and 2016, was $1,521,410 and $1,324,165, respectively. Gross profit for the three months ended June 30, 2017 and 2016, was $919,879 and $801,665, respectively. The increase in gross profit of $118,214, or 15% was primarily due to increase in revenue. As a percentage of revenue, gross profit for the three months ended June 30, 2017 remained unchanged at 37.7% compared to the three months ended June 30, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2017 and 2016 was $2,391,231 and $765,531, respectively, an increase of $1,625,700 or 212%. The increase in SG&A expenses was due to increase in payroll, marketing, travel, trade shows, outbound freight, and sales commission to support the increase in revenues and stock compensation costs and increase in bad debt expenses. For the three months ended June 30, 2017 stock compensation expense was $1,191,697 compared to $25,000 for the three months ended June 30, 2016.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2017 and 2016 was $82,500 and $58,000, respectively, an increase of $24,500 or 42%. The increase in R&D expenses was primarily due to fair value of common stock ($25,000) issued to an employee. The R&D expense was incurred for the improvement in existing products and development of new products.

Net Income (Loss)

Net loss for the three months ended June 30, 2017 was $1,588,701 compared to net loss of $35,157 for the three months ended June 30, 2016. The increase in net loss for the three months ended June 30, 2017 was due to noncash stock compensation costs, and increased selling, general and administrative costs compared to the three months ended June 30, 2016. Noncash stock compensation costs for three months ended June 30, 2017 was $1,216,697 compared to $25,000 for the three months ended June 30, 2016.

Results of Operations for the six months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenue and Cost of Goods Sold

Revenue for the six months ended June 30, 2017 and 2016 was $5,343,115 and $4,710,498, respectively, an increase of $632,617 or 13%. The increase was primarily due to more market penetration within our hydroponic customers and commercial facilities.

Cost of sales for the six months ended June 30, 2017 and 2016, was $3,302,714 and $2,982,876, respectively. Gross profit for the six months ended June 30, 2017 and 2016, was $2,040,401 and $1,727,622, respectively. The increase in gross profit of $312,779 or 18% was primarily due to increase in revenue. As a percentage of revenue, gross profit for the six months ended June 30, 2017 was 38.2% compared to 36.7% for the six months ended June 30, 2016. The increase in gross profit percentage was due to higher revenue and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2017 and 2016 was $7,155,886 and $1,519,225, respectively, an increase of $5,636,661 or 371%. The increase in SG&A expenses was due to increase in payroll, marketing, travel, trade shows, outbound freight, and sales commission to support the increase in revenues and stock compensation costs and increase in bad debt expenses For the six months ended June 30, 2017 stock compensation expense was $4,829,851 compared to $61,000 for the three months ended June 30, 2016.

Research and Development Expenses

Research and development (“R&D”) expenses for the six months ended June 30, 2017 and 2016 was $165,270 and $115,000, respectively, an increase of $50,270 or 44%. The increase in R&D expenses was primarily due to fair value of common stock ($50,000) issued to an employee. The R&D expense was incurred for the improvement in existing products and development of new products.

Net Income (Loss)

Net loss for the six months ended June 30, 2017 was $5,340,688 compared to net profit of $9,803 for the six months ended June 30, 2016. The net loss for the six months ended June 30, 2017 was due to noncash stock compensation costs, and increased selling, general, and administrative costs compared to the six months ended June 30, 2016. Noncash stock compensation costs for six months ended June 30, 2017 was $4,879,851 compared to $61,000 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash flows (used in) provided by operating activities

During the six months ended June 30, 2017, the Company used $514,137 in operating activities, compared to cash provided by operating activities of $576,650 during the six months ended June 30, 2016. During the six months ended June 30, 2017, cash was primarily used in increase in accounts receivable to support higher revenue, reduction in related party vendor for inventory purchases and was offset in part with reduction in inventory and increase in accounts payable and accrued expenses.

Cash flows used in investing activities

During the six months ended June 30, 2017, the Company used $3,200 in the property and equipment for purchase of certain molds.

Cash flows provided by financing activities

During the six months ended June 30, 2017, the Company generated $669,134 from financing activities compared to cash used in financing activities of $361,651for the six months ended June 30, 2016. For the six months ended June 30, 2017, the Company raised a $400,000 through an issuance of common stock, and proceeds from notes payable to related parties of $300,000 and part of the proceeds were used to pay notes payable-related party of $20,000 and payments on loans payable and capital lease obligation.

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

During the six months ended June 30, 2017, the Company has raised a total of $300,000 through an issuance of 375,000 shares under Private Placement Offering per Reg. D.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2017 and 2016.

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income (loss)	$(1,588,701)	$(35,157)	$5,340,688	$9,803
Add (subtract) :
Interest expense	31,649	23,620	55,820	50,394
Provision for income taxes	3,200	(5,829)	4,113	37,700
Depreciation and amortization	17,886	17,587	35,631	35,102
Stock-based compensation	1,216,697	25,000	4,879,851	61,000
Adjusted EBITDA	$(319,269)	$25,221	$(365,273)	$193,999

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Dennis G. Forchic
Dennis G. Forchic
Chief Executive Officer
August 11, 2017

