Form 10-Q
period 2017-09-30
Solis Tek, Inc./NV
filed 2017-11-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2017

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

The number of shares of registrant’s common stock outstanding as of November 7, 2017 was 37,959,534. The registrant had no outstanding preferred stock as of that date.

FORM 10-Q

SOLIS TEK INC. AND SUBSIDIARIES

SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Solis Tek Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$194,129	$275,783
Accounts Receivable, net of allowance for doubtful accounts of $381,937 and $359,395	865,429	628,691
Inventories	1,769,638	2,880,804
Prepaid expenses and other current assets	229,004	75,109
Total current assets	3,058,200	3,860,387

Property and equipment, net	155,025	204,936
Other assets	37,154	32,071
TOTAL ASSETS	$3,250,379	$4,097,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$939,628	$552,057
Due to related party vendor	398,656	1,083,764
Note payable - related parties	545,000	265,000
Amount due to related parties	160,153	134,086
Capital lease obligations, current portion	12,871	13,711
Loans payable, current portion	7,914	8,262
Total Current Liabilities	2,064,222	2,056,880

Capital lease obligations, net of current portion	260	9,665
Loans payable, net of current portion	20,159	25,958
Notes payable related parties, net of current portion	600,000	600,000
Total liabilities	2,684,641	2,692,503

Commitments and contingencies
Shareholders’ Equity
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 37,959,534 and 29,721,998 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	37,959	29,722
Additional paid-in-capital	8,778,651	2,795,842
Accumulated deficit	(8,250,872)	(1,420,673)
Total Shareholders’ Equity	565,738	1,404,891

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,250,379	$4,097,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales	$1,993,865	$1,877,000	$7,336,980	$6,587,498
Cost of goods sold (1)	1,322,497	1,236,536	4,625,210	4,219,412
Gross profit	671,368	640,464	2,711,770	2,368,086

Operating expenses
Selling, general and administrative expenses	2,050,189	767,239	9,206,076	2,286,464
Research and development	82,500	57,500	247,770	172,500
Total operating expenses	2,132,689	824,739	9,453,846	2,458,964

Loss from operations	(1,461,321)	(184,275)	(6,742,076)	(90,878)

Interest expense	(28,190)	(26,885)	(84,010)	(77,279)
Interest income	-	-	-	4,500
Loss before income taxes	(1,489,511)	(211,160)	(6,826,086)	(163,657)

Provision (benefit) for income taxes	-	(37,700)	4,113	-

NET LOSS	$(1,489,511)	$(173,460)	$(6,830,199)	$(163,657)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.01)	$(0.18)	$(0.01)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	37,079,972	29,659,498	37,482,508	29,623,868

(1) Included in cost of goods sold are these amounts from related party	$977,784	$723,387	$3,607,090	$3,309,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	29,721,998	$29,722	$2,795,842	$(1,420,673)	$1,404,891

Net proceeds from the sale of common stock	511,957	512	454,488		455,000

Fair value of common stock issued for services	1,467,000	1,467	2,095,130		2,096,597

Fair value of common stock issued to employees	5,474,265	5,474	2,829,526		2,835,000

Fair value of common stock purchased by officer	784,314	784	399,216		400,000

Fair Value of vested options	-	-	204,449		204,449

Net loss for the nine months ended September 30, 2017				(6,830,199)	(6,830,199)

Balance September 30, 2017	37,959,534	$37,959	$8,778,651	$(8,250,872)	$565,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solis Tek, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(6,830,199)	$(163,657)

Adjustments to reconcile net loss to net cash used in operating activities

Provision for bad debt expense	75,333	39,472
Depreciation and amortization	53,111	53,003
Amortization of loan fees	-	28,370
Interest expense on loans payable - related parties	26,067	38,831
Fair value of common stock issued for services	2,096,597	-
Fair value of common stock issued to employees	2,835,000	86,000
Fair value of vested stock options	204,449	-
Common stock purchased by officer at discount	300,000	-

Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(312,071)	(382,700)
Inventories	1,111,166	1,321,689
Prepaid expenses and other	(158,978)	(90,356)
(Decrease) Increase in:
Accounts payable and accrued expenses	387,571	(136,111)
Due to related party vendor	(685,108)	(281,808)
Net cash (used in) provided by operating activities	(897,062)	512,733

Cash Flows from Investing Activities
Purchase of property and equipment	(3,200)	(8,185)
Net cash used in investing activities	(3,200)	(8,185)

Cash Flows from Financing Activities
Proceeds from sale of common stock	455,000	-
Proceeds from sale of common stock to officer	100,000	-
Repayment of line of credit	-	(600,000)
Payments on capital lease obligations	(10,245)	(9,548)
Payments on loans payable	(6,147)	-
Proceeds from notes payable related parties	300,000	710,000
Payments on notes payable related parties	(20,000)	(100,000)
Payments on notes payable	-	(375,425)
Payments on amounts due to related parties	-	(26,984)
Net cash provided by (used in) financing activities	818,608	(401,957)

Net increase (decrease) in cash	(81,654)	102,591

Cash beginning of period	275,783	106,316
Cash end of period	$194,129	$208,907

Interest paid	$25,327	$48,753
Taxes paid	$3,200	$8,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Overview of Business

Solis Tek Inc. is focused on the research, design, development and manufacturing of advanced, energy efficient indoor horticulture lighting ancillary equipment and nutrients. Our vision is to apply the latest advances in high efficiency lighting and controls technology as well as effective manufacturing techniques to deliver highly differentiated products with clear benefits at competitive prices to the greenhouse and indoor horticulture markets.

The Solis Tek, Inc. launched an organic solutions and nutrient line in 2016 through its newly formed subsidiary Zelda Horticulture, Inc., (f.k.a. GrowPro Solutions, Inc.). Zelda’s in-house Research and Development department formulates unique plant nutrient additives designed to create healthier plants which yield greater plant aroma, volume, and oil production and intensity in the growing cycle. The end users of the new nutrient additive products are the same existing Solis Tek lighting clients, hence, the company will leverage its existing sales and distribution channels to gain maximum efficiencies with this new subsidiary division. Zelda’s nutrient products are trademark protected, proprietary of ingredients and is formulated and produced in our own facility in Carson, CA.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and three of its wholly owned subsidiaries; Solis Tek Inc., a California corporation, Solis Tek East Corporation (“STE”), an entity incorporated under the laws of the State of New Jersey; and Zelda Horticulture, Inc, (“Zelda”) (f.k.a. GrowPro Solutions, Inc)., an entity incorporated under the laws of the State of California. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income (Loss) Per Share Calculations

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Options to acquire 3,000,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at September 30, 2017 as their effect would have been anti-dilutive.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts and inventory valuations, among others. Actual results could differ from these estimates.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of September 30, 2017 and December 31, 2016, the Company recorded a reserve for returned product in the amount of $45,410 and $45,410, respectively, which is included in the allowance for doubtful accounts as of those dates.

Concentration Risks

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases its key products and components from single vendors. During the three and nine months ended September 30, 2017 and 2016, its ballasts, lamps and reflectors, which comprised the vast majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. During the nine months ended September 30, 2017, two of these vendor comprise 77% and 17% of total purchases. During the nine months ended September 30, 2016, two of these vendor comprise 77% and 18% of total purchases. The ballast vendor is a related party (see Note 4).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements from its customers. There were no customers that accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2017 and 2016. Shipments to customers outside the United States comprised 0.1% and 0.9% for the three months ended September 30, 2017 and 2016, respectively. Shipments to customers outside the United States comprised 2.6% and 0.5% for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, four customers accounted for 15.4%, 12.5%, 11.3% and 10.2% of the Company’s trade accounts receivable balance and as of December 31, 2016, one customer accounted for 13% of the Company’s trade accounts receivable balance.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Machinery and equipment	$234,706	$231,506
Computer equipment	12,448	12,448
Furniture and fixtures	97,451	97,451
Leasehold improvements	7,000	7,000
	351,605	348,405
Less: accumulated depreciation and amortization	(196,580)	(143,469)
Property and equipment, net	$155,025	$204,936

Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 was $17,480 and $17,901, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 was $53,111 and $53,003, respectively.

Property and equipment include assets acquired under capital leases of $64,632 and $64,632 at September 30, 2017 and December 31, 2016, respectively.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 4 - RELATED PARTY TRANSACTIONS

Supplier

An extended family member of an officer/shareholder owns a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the three months ended September 30, 2017 and 2016 totaled approximately $1,411,000 and $859,000, respectively. Purchases from the related party for the nine months ended September 30, 2017 and 2016 totaled approximately $2,913,000 and $2,364,000, respectively. At September 30, 2017 and December 31, 2016, the Company owed the related party $398,625 and $1,083,764, respectively.

Amounts Due to Related Parties

As of September 30, 2017 and December 31, 2016, the Company owed related parties $160,153 and $134,086, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 as of September 30, 2017 and December 31, 2016, respectively. The balances are payable on demand, noninterest bearing and are unsecured. The balances also included interest owed on the notes payable to related parties, which totaled to $125,856 and $68,470 at September 30, 2017 and December 31, 2016, respectively. Also included is $31,000 and $62,319 of unpaid compensation, which was owed to the officers/shareholders at September 30, 2017 and December 31, 2016, respectively.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Notes payable to officers/shareholders (a)	$195,000	$195,000
Notes payable to officers/shareholders (b)	600,000	600,000
Notes payable to related parties (c)	300,000	-
Notes payable to related parties (d)	50,000	70,000
	1,145,000	865,000
Less: current portion	(545,000)	(265,000)
Non-current portion	$600,000	$600,000

a.	On July 1, 2012, the Company entered into unsecured notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at September 30, 2017 and December 31, 2016, respectively.

b.	In May 2016, the Company entered into two separate notes payable agreements with the aforementioned two officers/shareholders. Under each of the agreements, the Company borrowed $300,000 from each of the officers/shareholders. The notes accrue interest at 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was outstanding on the combined notes at September 30, 2017, and December 31, 2016.

c.	In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of one of the directors of the Company. The notes are unsecured, payable on demand and carry an interest of 14% per annum. A total of $300,000 was outstanding on the combined notes at September 30, 2017.

d.	The Company entered into note agreements with the parents of one of the Company’s officer/shareholders. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 and $70,000 was due on the loans as of September 30, 2017 and December 31, 2016, respectively. These loans were extended with the mutual consent.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

Interest expense on the notes to related parties for the three months ended September 30, 2017 and 2016 was $27,877 and $17,795, respectively. Interest expense on the notes to related parties for the nine months ended September 30, 2017 and 2016 was $81,986 and $38,831, respectively. Accrued interest included in Amounts due to related parties at September 30, 2017 and December 31, 2016 was $125,856 and $68,471, respectively.

NOTE 6 – LOANS PAYABLE

Loans payable consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31,2016

Automobile loans	28,073	34,220
Less: current portion	(20,159)	(8,262)
Non-current portion	$7,914	$25,958

In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $28,073 and $34,220 was owed on the loans as of September 30, 2017 and December 31, 2016, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Agreement with Chief Executive Officer

On January 6, 2017, the company extended an offer to Dennis G. Forchic to become CEO. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. As part of the Employment Agreement, the Company issued a total of 5,411,765 shares valued at $2,760,000. In addition, Mr. Forchic purchased an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $300,000, which was recorded as stock compensation expense.

In addition, Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next three years. The options were valued at $835,767 using a Black Scholes options pricing model and will be amortized as an expense over the vesting period. The amount amortized as stock based compensation during the three and nine months ended September 30, 2017 were $69,648 and $204,449, respectively. The fair value of the options of $835,767 was based on a probability effected Black-Scholes option pricing model with a stock price of $0.51, volatility of 198.3% and risk-free rates of 0.83% - 1.03%. As of September 30, 2017, there was $631,318 of unvested stock compensation that will be amortized over the next twenty seven months.

Other issuances

During 2017, the Company entered into various consulting agreements with a third parties (“Consultants”) pursuant to which these Consultants will provide services including but not limited to business development, sales promotion, introduction to new business opportunities, strategic analysis, accounting, and, sales and marketing activities. In accordance with these agreements, the Company agreed to issue an aggregate of 1,467,000 shares to the Consultants for the services rendered. The Company accounted for the aggregate fair value of the shares of common stock issued to Consultants in accordance with current accounting guidelines, and determined the aggregate fair value of these shares to be $2,096,597 based on the trading prices per share of the Company’s stock at every issuance date. As there were no performance commitment and shares issued were nonrefundable, the Company recognized the full amount of the fair value of the common stock issued as stock compensation expense on its statement of Operations for the period ended September 30, 2017.

In November 2015, the Company entered into a four year employment agreement with one of its employees in which the employee was granted 500,000 shares of the Company’s common stock. The shares vest equally in six month periods over the four years. The fair value of the shares on the date of grant was $400,000, which is being amortized ratably over the four year service period. The amount amortized as stock based compensation in each of the nine month periods ended September 30, 2017 and 2016 was $75,000 based on 62,500 shares vested and issued.

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 7 – SHAREHOLDERS’ EQUITY (CONTINUED)

Common shares issued for cash

During the nine months ended September 30, 2017, the Company issued 511,957 common shares for a total of $455,000 in a Private Placement Offerings per Reg. D.

NOTE 8 –TECHNOLOGY LICENSE AGREEMENT

The Company entered into a Technology License Agreement with a third party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the three months ended September 30, 2017 and 2016, $25,000 was recorded as research and development expense under the agreement on the condensed consolidated Statements of Operations related to the minimum annual fee. For each of nine months ended September 30, 2017 and 2017, $75,000 was recorded as research and development expense under the agreement on the condensed consolidated Statement of Operations related to minimum annual fee. A total of $24,616 and $15,063 of royalty fees were owed under the amended agreement for the nine months ended September 30, 2017 and 2016, respectively, and were recorded in cost of goods sold on the condensed consolidated Statements of Operations. A total of $190,713 and $165,553 was owed under the amended agreement at September 30, 2017 and December 31, 2016, respectively.

NOTE 9 – COMMITMENTS

In July 2017, the Company extended the lease of its principal executive offices and warehouse located at 16926 S. Keegan Avenue, Unit A, Carson, California, which was expiring on August 31, 2017, for a period of three years and now ending on August 31, 2020 at a monthly rent of $14,676.

NOTE 10 – SUBSEQUENT EVENTS

In October 2017, the Company engaged Garden State Securities to develop potential accredited investors to participate in the Company’s private offering to raise up to $3,000,000 in convertible Preferred Series A stock. Each unit consisted of (i) three shares of Series A Convertible Preferred Stock of the Company (the “Series A”) and (ii) a warrant to purchase 1,936 shares of the Company’s common stock at $1.25 per share (the “Warrants). Each Series A share is convertible into 1,000 shares of common stock of the Company. The minimum subscription amount was 84 Units for $252,000, at $3,000 per unit. The purchase of the Series A have registration rights to have the Company register the underlying common shares. October 24, 2017 an accredited investor purchased 117 Units which consisted of 117 Series A and Warrants to purchase 226,512 shares of common stock for $351,000. The Company received a total of $295,410 after fees and expenses. The conversion price of the stock is the lower of $1.00 or a potential 20% discount to the market price at the date of conversion. On November 8, 2017, the Company terminated the Unit offering.

On November 8, 2017, the Company issued a secured convertible debenture (the “Note”) to Yorkville Advisors Global, LP (“Yorkville”) in the principal amount of $1,750,000 with interest at 5% per annum (15% on default) and due 18 months from closing. The Note is secured by all the assets of the Company and its subsidiaries STI, STE and Zelda. The Note Conversion Price are convertible into common stock of the Company at $1.00 per share (the “Conversion Price”). The Conversion Price may be adjusted by Yorkville on the earlier of (a) the 90-day anniversary of the closing with effectiveness of a registration statement or (b) the 180-day anniversary of the closing to a 20% discount to the lowest daily VWAP over the prior 10 trading days, if lower than $1.00 per share (“Ownership Cap”). Subject to the Ownership Cap, the Note will automatically convert if the Company’s stock has traded 250% above the Conversion Price for a period of 20 consecutive trading days provided that the shares can be sold pursuant to an effective registration statement or Rule 144 without any limitations, and the Company’s common stock has an average daily trading value of $350,000 per day for a period of 20 consecutive trading days. The Company will repay the outstanding principal of the Note in equal installments of $250,000 per month starting on the 270-day anniversary of the closing date either in cash by paying the installment amount plus the Redemption Premium or in kind through conversion into free trading common stock at a price equal to the less of (i) the Fixed Conversion Price, or (ii) a 20% discount to the lowest daily VWAP of the Common Stock during the 10 trading days prior to the payment date (or any combination of cash and stock). The Company will not be required to make a monthly amortization payment if the 10-day lowest VWAP is at or above 125% of the then effective Conversion Price. Yorkville will have the option to defer any monthly amortization payment to the maturity date at is sole discretion. The stock component of each monthly amortization payment will be limited to 300% of the average daily dollar traded value over the previous 10 trading days. The Company may redeem in cash amounts owed under the Note prior to the maturity date by provided Yorkville with 10 business days advance note provided that the common stock is trading below the conversion price at the time of the redemption note. The Company shall pay the redemption premium equal to the percentage of the principal amount being redeemed as follows: 10% for first 180 days following the closing, 15% for day 181 to 360 following the closing; and 20% for day 361 to the maturity date. The Company will grant Yorkville 5 years warrants to purchase 1,137,500 shares of the Company at $1.10 per share. The Company shall pay 5% of aggregate funding as commitment fee to Yorkville and $15,000 towards due diligence and structuring fee. The Company netted $1,647,500 after fee and expenses.

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

Upon completion of the Merger, the former stockholders of STI owned approximately 89% of the outstanding shares of the Company’s common stock and the holders of the outstanding shares of the Company’s common stock prior to the Merger owned the balance. As the former owners and management of STI have voting and operating control of the Company after the Merger, the transaction has been accounted for as a recapitalization with the STI deemed the acquiring companies for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the condensed consolidated financial statements reflect the historical results of STI prior to the Merger, and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. No step-up in basis or intangible assets or goodwill will be recorded in this transaction and the cash paid by the Company of $248,980 (including $28,380 of transaction costs) has been reflected as a cost of the transaction.

Overview of Business

The Company is focused on the research, design, development and manufacturing of advanced, energy efficient indoor horticulture lighting ancillary equipment and nutrients. Our vision is to apply the latest advances in high efficiency lighting and controls technology as well as effective manufacturing techniques to deliver highly differentiated products with clear benefits at competitive prices to the greenhouse and indoor horticulture markets.

The Company, through two its three wholly owned lighting subsidiaries, Solis Tek Inc. a California corporation and Solis Tek East, Corporation, an entity incorporated under the laws of the State of New Jersey, are in the operations of designing, developing and sourcing a line of Solis Tek Digital Ballasts intended for use in high intensity lighting systems used for horticulture. An electrical ballast is a device intended to limit the amount of current in an electric circuit. A familiar and widely used example is the inductive ballast used in fluorescent lamps, to limit the current through the tube, which would otherwise rise to destructive levels due to the tube’s negative resistance characteristic. Since the commencement of operations, our product line has evolved from digital ballasts to a line of lighting products including a line of specialty ballasts ranging from 400 watts to 1,000 watts with various features, a line of specialty metal halide digital lamps, a line of reflectors, high intensity lighting accessories.

The Company, through its third wholly owned subsidiary, Zelda Horticulture, Inc. a California corporation, introduced an organic solutions and nutrient line which was launched in 2016. Zelda’s in-house Research and Development department formulates unique plant nutrient additives designed to create healthier plants which yield greater plant aroma, volume, and oil production and intensity in the growing cycle. The end users of the new nutrient additive products are the same existing Solis Tek Inc. lighting clients, hence, the company will leverage its existing sales and distribution channels to gain maximum efficiencies with this new subsidiary division. Zelda’s nutrient products are trademark protected, created with 100% organic compounds, contain proprietary ingredients, formulated and produced in our own facility in Carson, CA, and have been thoroughly vetted by our customers and tested by outside independent third-party labs, consultants and growers. The nutrient additive products are typically used by our customers as a part of their daily plant nutrient feed program, creating a much shorter transaction interval relationship with our client base than the lighting division realizes due to those product lifecycles.

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

Results of Operations

Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenue and Cost of Goods Sold

Revenue for the three months ended September 30, 2017 and 2016 was $1,993,865 and $1,877,000, respectively, an increase of $116,865 or 6%. The increase was primarily due to more market penetration within our hydroponic customers and commercial cultivation facilities during the third quarter of 2017, as compared to the third quarter of 2016.

Cost of sales for the three months ended September 30, 2017 and 2016, was $1,322,497 and $1,236,536, respectively. Gross profit for the three months ended September 30, 2017 and 2016, was $671,368 and $640,464, respectively. The increase in gross profit of $30,904, or 5% was primarily due to increase in revenue. As a percentage of revenue, gross profit for the three months ended September 30, 2017 was 33.7% compared to 34.1% for the three months ended September 30, 2016, a slight decrease was due to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2017 and 2016 was $2,050,189 and $767,239, respectively, an increase of $1,282,950 or 167%. The increase in SG&A expenses was due to increase in payroll, marketing, travel, trade shows, consulting fee, outbound freight, and sales commission to support the increase in revenues and stock compensation costs and increase in bad debt expenses. For the three months ended September 30, 2017 stock compensation expense was $531,195 compared to $25,000 for the three months ended September 30, 2016.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2017 and 2016 was $82,500 and $57,500, respectively, an increase of $25,000 or 43%. The increase in R&D expenses was primarily due to fair value of common stock ($25,000) issued to an employee. The R&D expense was incurred for the improvement in existing products and development of new products.

Net Income (Loss)

Net loss for the three months ended September 30, 2017 was $1,489,511 compared to net loss of $173,460 for the three months ended September 30, 2016. The increase in net loss for the three months ended September 30, 2017 was due to noncash stock compensation costs, and increased selling, general and administrative costs compared to the three months ended September 30, 2016. Noncash stock compensation costs for three months ended September 30, 2017 was $556,195 compared to $25,000 for the three months ended September 30, 2016.

Results of Operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenue and Cost of Goods Sold

Revenue for the nine months ended September 30, 2017 and 2016 was $7,336,980 and $6,587,498, respectively, an increase of $749,482 or 11%. The increase was primarily due to more market penetration within our hydroponic customers and commercial facilities.

Cost of sales for the nine months ended September 30, 2017 and 2016, was $4,625,210 and $4,219,412, respectively. Gross profit for the nine months ended September 30, 2017 and 2016, was $2,711,770 and $2,368,086, respectively. The increase in gross profit of $343,684 or 14.5% was primarily due to increase in revenue. As a percentage of revenue, gross profit for the nine months ended September 30, 2017 was 37.0% compared to 35.9% for the nine months ended September 30, 2016. The increase in gross profit percentage was due to higher revenue and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2017 and 2016 was $9,206,076 and $2,286,464, respectively, an increase of $6,919,612 or 303%. The increase in SG&A expenses was due to increase in payroll, consulting, marketing, travel, trade shows, outbound freight, and sales commission to support the increase in revenues and stock compensation costs and increase in bad debt expenses. For the nine months ended September 30, 2017 stock compensation expense was $5,361,046 compared to $86,000 for the nine months ended September 30, 2016.

Research and Development Expenses

Research and development (“R&D”) expenses for the nine months ended September 30, 2017 and 2016 was $247,770 and $172,500, respectively, an increase of $75,270 or 44%. The increase in R&D expenses was primarily due to fair value of common stock ($75,000) issued to an employee. The R&D expense was incurred for the improvement in existing products and development of new products.

Net Income (Loss)

Net loss for the nine months ended September 30, 2017 was $6,830,199 compared to net loss of $163,657 for the nine months ended September 30, 2016. The net loss for the nine months ended September 30, 2017 was due to noncash stock compensation costs, and increased selling, general, and administrative costs compared to the nine months ended September 30, 2016. Noncash stock compensation costs for nine months ended September 30, 2017 was $5,436,046 compared to $86,000 for the nine months ended September 30, 2016.

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

Cash flows (used in) provided by operating activities

During the nine months ended September 30, 2017, the Company used $897,062 in operating activities, compared to cash provided by operating activities of $512,733 during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, cash was primarily used in increase in accounts receivable to support higher revenue, reduction in related party vendor for inventory purchases, advances to suppliers for inventory, prepaid expenses and was offset in part with reduction in inventory and increase in accounts payable and accrued expenses.

Cash flows used in investing activities

During the nine months ended September 30, 2017, the Company used $3,200 in the property and equipment for purchase of certain molds.

Cash flows provided by (used in) financing activities

During the nine months ended September 30, 2017, the Company generated $818,608 from financing activities compared to cash used in financing activities of $401,957 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the Company raised a $555,000 through an issuance of common stock, and proceeds from notes payable to related parties of $300,000 and part of the proceeds were used to pay notes payable-related party of $20,000 and payments on loans payable and capital lease obligation.

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

During the nine months ended September 30, 2017, the Company has raised a total of $455,000 through an issuance of 511,957 shares under Private Placement Offering to accredited investors pursuant to Regulation D. On September 3, 2017, the Company closed the Private Placement Offering.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the three and nine months ended September 30, 2017 and 2016.

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net loss	$(1,489,511)	$(173,460)	$(6,830,199)	$(163,657)
Add (subtract):
Interest expense	28,190	26,885	84,010	72,779
Provision for income taxes		(37,700)	4,113
Depreciation and amortization	17,480	17,901	53,111	53,003
Stock-based compensation	556,195	25,000	5,436,046	86,000
Adjusted EBITDA	$(887,646)	$(141,374)	$(1,252,919)	$48,125

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Our Chief Executive Officer/Chief Accounting Officer conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2017, the Company entered into a Securities Purchase Agreement with six accredited investors pursuant to which the purchaser purchased 511,957 shares of the Company’s common stock at an average price of $0.89 per share for an aggregate purchase price of $455,000. The proceeds from the sale of the shares of common stock will be used for working capital and general corporate purposes principally in connection with the Company‘s Private Placement Offering per Regulation D.

The shares issued to the investor were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act. Such securities may not be re-offered or sold in the United States in the absence of a registration statement or exemption from the registration requirements of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Extension Presentation Linkbase.*

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Dennis G. Forchic
Dennis G. Forchic
Chief Executive Officer
November 14, 2017

