Form 10-K
period 2017-12-31
Solis Tek, Inc./NV
filed 2018-04-02
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [  ] No [  ]

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

Yes [  ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __No __

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,428,000.

As of April 2, 2018, the registrant’s outstanding common stock consisted of 41,230,482 shares, $0.001 par value.

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

Overview of Business

Solis Tek Inc. is focused on the research, design, development and manufacturing of advanced, energy efficient indoor horticulture lighting, plant nutrient products, and ancillary equipment. Our vision is to apply the latest advances in high efficiency lighting and controls technology as well as effective manufacturing techniques to deliver highly differentiated lighting and nutrient products with clear benefits at competitive prices to the greenhouse and indoor horticulture markets.

Our subsidiary, Solis Tek Inc., a California corporation, was formed in June of 2010. Its operations consist of designing, developing and sourcing of a line of Solis Tek Digital Ballasts intended for use in high intensity lighting systems used for horticulture. An electrical ballast is a device intended to limit the amount of current in an electric circuit. A familiar and widely used example is the inductive ballast used in fluorescent lamps, which limits the current through the tube, which would otherwise rise to destructive levels due to the tube’s negative resistance characteristic. Since the commencement of operations, our product line has evolved from digital ballasts to a line of lighting products including a line of specialty ballasts ranging from 400 watts to 1,000 watts with various features, a line of specialty metal halide digital lamps (our “Lamp Products”), a line of reflectors, high intensity lighting accessories and a new line of light emitting diode (“LED”) lighting technologies.

We sell our products primarily to retailers in the United States and international markets who specialize in hydroponic horticulture. Currently we have approximately 500 retailers that sell our products as well as online marketing through the major ecommerce sites. We have six full time sales employees and four wholesale distributors who cover US, Canada, Spain and the United Kingdom for both retail customers as well as commercial growers in cannabis legal states and countries.

The Company believes that almost all of the end users that use its products are using the equipment for the growing of cannabis. Currently, there are 28 States and the District of Columbia that have laws and/or regulation that recognize in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, Alaska, Oregon, California, Massachusetts, Nevada and the District of Columbia have recently approved the recreational use of cannabis. Many other States are considering legislation to similar effect. As of July 30, 2015, the policy and regulations of the Federal government and its agencies is that cannabis has no proven medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of State law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of our end user customers to continue to grow cannabis. Active enforcement of the current federal regulatory position on cannabis may thus directly and adversely affect revenues and profits.

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

In 2014, Solis Tek East, Corporation (“STE”) was incorporated in the State of New Jersey as a wholly owned subsidiary of the Company. STE was formed for the purpose of commencing its operations and servicing and supplying the Eastern part of North America with our products. In September 2014, STE leased a 10,160 square foot office and warehouse facility in South Hackensack, New Jersey. Also, in 2014, GrowPro Solutions, Inc. (“GrowPro”) was incorporated in the State of California as a wholly owned subsidiary of the Company. GrowPro was formed to develop and sell plant nutrients to help expand the market reach and maximize the revenue potential of the Company. In July of 2017, we changed the name of GrowPro to Zelda Horticulture, Inc. (“Zelda”). Zelda is sharing our facility in Carson, CA.

Our ballast products are produced in China under a proprietary manufacturing agreement. Our Lamp Products including lamps and ancillary products and equipment are manufactured to our specifications under proprietary product control and to our designs, in China.

License Agreement

In May of 2015, we entered into an Amended and Restated License Agreement with GAS Technologies, Incorporated (“GAS”) of Kapolei Hawaii, pursuant to which we agreed to pay GAS, a minimum royalty of $100,000 per year plus 7% of sales of products licensed by GAS to us over a fixed amount of licensed products sale per calendar year. In 2017 and 2016, the Company owed an additional $45,595 and $41,490, respectively under the amended agreement. The License grants to us an exclusive world-wide license to produce, manufacture, have manufactured, use, import, sell, market, distribute and sell the products and systems (the “Licensed Products”) and any further products and systems that may be developed by the Licensor for use in the horticulture and hydroponic industries (the “Industries”). Such products include our “Single Ended: and “Double Ended” metal halide digital lamps and a new line of light emitting diode (“LED”) lighting technologies and products.

The Cannabis Industry and Government Regulation

Currently, there are twenty-nine States plus the District of Columbia, Guam, and Puerto Rico that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, Alaska, Oregon, California, Massachusetts, Nevada, Vermont as well as the District of Columbia, have recently approved the recreational use of cannabis. The State laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Trump Administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by State-designated laws allowing the use and distribution of medical marijuana and we do not have a clear reading from possible changes in the Trump Administration. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Indoor Lighting Industry

Light and plant growth

Light is essential for plant growth. Natural sunlight is the cheapest source available, but for horticulture it is not always attainable in sufficient quantities due to weather and other climate challenges. Therefore, the uses of artificial or alternative light sources have become very common in order to increase production and quality predominantly in indoor or greenhouse environments. Plants have a completely different sensitivity to light spectrum than humans. Every plant has their own sensitivity and receptivity for colors and intensity of light. Using these alternate light sources for plants, effective light recipes are essential to obtain the optimal results in plant production.

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

Hydroponics

The great majority of our customers are retailers that specialize in Hydroponics and sell our products to Hydroponic enclosed farm and grower operators. Hydroponics is a method of growing plants in mineral nutrient solutions, in water, without soil. Terrestrial plants may be grown with their roots in the mineral nutrient solution only or in an inert medium, such as polite, gravel, expanded clay pebbles or coconut husks.

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

Our Business Strategy

Due to the expected increase in the number of States where the use of cannabis, both for medical and recreational use is being legalized, the Company intends to take advantage of what we believe is our premium brand image within the cannabis farming and growing community. We believe that as participation in the cannabis farming industry grows, in order to supply increasing demand caused by legalization, our Solis Tek brand equipment will be sought out by existing and new cannabis farms and commercial businesses. Further, we have broadened our marketing efforts to the non-cannabis lighting market, which includes, among others, hothouse vegetables, decorative plant nurseries, indoor aquariums, and industrial painting facilities. Our strategy is to maintain and increase our market share by expanding our marketing efforts and by introducing new and improved lighting technology to help the industry become more efficient. In addition, the Company has started to market and sell a new line of plant nutrients and fertilizers through its wholly owned subsidiary Zelda Horticulture, Inc. to help expand the market reach and maximize the revenue potential of the Company. Additionally, the Company is aggressively pursuing opportunities within the cannabis sector for expansion of its product offerings, or compatible opportunities to represent other products to the retail and commercial trade.

Products

Digital Lighting Controller

The Solis Tek Digital Lighting Controller is the next level of controls with the industry’s most precise temperature monitoring for a garden. A single controller can run up to 300 lights with 150 lights per zone. The controller has been rigorously tested in multiple garden environments and has been specifically designed for both commercial grows and large gardens. The data log tracks garden activity and events with options to run up to two independent light zones, each with their own customized sunrise, sunset, and cloud modes. High temperature auto-dim and shut off prevention systems prevent system overheating and hair frying.

Ballasts

Ballasts provide the proper starting voltage, operating voltage and current to the lamp to initiate and sustain its arc. High Intensity Discharge (HID) lamps have negative resistance, which causes them to draw an increasing amount of current; hence, they require a current-limiting device. The ballast provides the following functions:

It provides starting voltage and, in some cases, ignition pulses. All ballasts must provide some specific minimum voltage to ignite the lamp. In the case of pulse start lamps, an additional high voltage pulse is needed to ionize the gases within the lamp. These pulses are superimposed near the peak starting voltage waveform; it regulates the lamp’s current and power. The ballast limits the current through the lamp once it has started. The ballast’s current is set to a level that delivers the proper power to the lamp. In addition, the ballast regulates the lamp’s current through the range of typical line voltage variations, thereby keeping the lamp’s power fairly stable to maximize the lamp’s life and performance and; it provides appropriate sustaining voltage and current wave shape to achieve the lamp’s rated life. The ballast provides sufficient voltage to sustain the lamp as it ages. Solis Tek ballasts come in a variety of voltage settings to conform to the consumer needs.

Solis Tek Digital Ballasts were designed to with “Ignition Control” sequential lamp ignition, and “SenseSmart”, self- diagnostic safety systems. Solis Tek Digital Ballasts are software based, that makes our ballasts more versatile and enables us to incorporate special features such as sequential ballast ignition technology (“Ignition Control”) and SenseSmart technologies that ignites metal halide lamps one at a time based on load stability. Ignition Control is a main feature of our ballasts that comes as a standard feature in all of our ballasts. Ignition Control assures that no matter how many lamps are contained in a lighting array attached to one power source, only one lamp will turn on at a predetermined time. This technology (not a randomized ignition startup) detects the voltage and amperage frequencies of the electrical circuit and ignites an array of metal halide or sodium lamps when the load for each lamp is most stable. We believe that Solis Tek Digital Ballasts are the only ballasts capable of this technology. The use of our technology prevents surges and spikes in electrical environment in which an array of ballasts operates and also prevents the overloading of circuit breakers.

Our SenseSmart self-diagnosing system feature, enables our ballasts to internally safety check for over/under voltage, overheating, open circuits, short circuits and more. SenseSmart will recognize an unsafe condition and take pre-determined actions to alleviate the safety issue.

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

We offer a select variety of light color spectrums in both High Pressure Sodium (HPS), Metal Halides (MH), and Ceramic Metal Halides (CMH).

LED Technology

LED (light emitting diode) lighting supports sustainable design in several ways. It uses less energy than most other types of lamps, produces less heat, lasts longer (which means less frequent replacement and therefore reduced waste), is mercury-free, and is housed in special semi-conductor “chips” designed for easier configuration, disassembly, and recycling.

In our ongoing research and development program, we have designed and developed our next generation of high intensity lighting. Our LED technology, unlike other LED lighting sources, uses an advanced UV (Ultra Violet) diode phosphor combination to make our high intensity LED based lighting systems. Our LED systems will be available in the same light spectrums as our current HID lamps. Our design will emit lighting equivalent to the high-pressure sodium spectrum and ultra-violet spectrums and eliminate the inadequacies of current LED offerings to the horticultural industry i.e.: a) low intensity; b) lack of proper spectrum for particular plants; and c) longevity. Our LED “chips” will provide, from one LED, a full spectrum of light that mimics sunlight, as compared to other LED manufacturers of LEDs who provide arrays of several color specific LEDs in an attempt to cover the full light spectrum.

LED lighting produces significantly less heat than conventional HID and HPS lamps, so growers can control their greenhouse climate more accurately. Less heat also means more effective use of light, for example by increasing light levels, extending lighting periods, or by using LED light in greenhouses on warmer days without having to ventilate. Less heat also means you can place the light source closer to plants, reducing light loss. The Company intends to bring its LED lighting solutions to market in 2018.

Solis Tek Reflectors

Our line of “Reflectors” is designed for use with our digital ballasts and lamps. However, they additionally have standard sockets so that lamps and ballasts manufactured by others may also be used. Each Reflector features air cooling, heavily tinned wiring, low iron glass for less filtering of light, and utilize highly reflective aluminum to reflect light in the desired direction.

We offer five different variations and sizes of Reflectors.

Plant Nutrients and Fertilizers

Zelda Horticulture (“Zelda”) has developed “Terpenez™” which is a proprietary product formulated from all organic botanical extracts and is designed to assist plants with processes associated with oil and resin production. Terpenez is all natural and has organic inputs aimed at enhancing the aromatics of cannabis cultivation. Zelda commenced test marketing Terpenez in late 2016 and had rolled out the product regionally across the USA in 2017. In 2017, Zelda had substantially increased sales. We intend to commence an enhanced marketing campaign for Terpenez in 2018.

Terpenez, the first product in Solis Tek, Inc.’s launch into the approximately $32 billion nutrient/additive sector of the greenhouse and growing business, leads a new class of horticultural products aimed at enhancing the cannabis aromatic experience and intensity. It does not contain cannabis derived terpenes within, instead it is made from the finest natural components available and is specifically formulated to assist the cannabis plant with processes associated with oil and resin production and naturally enhances the cannabis plant’s terpene profile. The formula provides essential oil-bearing plants with both precursors (i.e. metabolic building blocks, trace elements, etc.) and readily available bio-identical plant compounds aiming to increase overall essential oil production and intensity. It is the first product of its kind to deliver plant nutrients to cannabis cultivating customers with a fully plant derived 0-0-0 (Nitrogen, Phosphate, and Potassium free) product. Independent bioanalytical testing laboratory analysis was conducted and determined the level of heavy metals to be below the EPA’s detection limit (BDL). Terpenez is used to increase the value of cannabis crops through the intensification of oil production, which has results in a significant improvement in flavor and aroma. Terpenez is unique in the Solis Tek family of products in that it is intended for daily use as a nutrient additive to the cannabis grow, and is available through the over 500+ retail hydroponic stores and online retailers throughout the USA and Europe.

The company plans to extensively develop additional nutrient products within the Zelda line and expects these products to flourish in an environment of lighter regulatory controls at both the State and Federal level. The company is under discussion to additionally add to the product line via custom blending in third-party laboratories under its proprietary formulations.

Additionally, the Company signed an exclusive Distributor Agreement in March 2018 with Torus Hydro, a California based manufacturer of a pH stabilizer that automatically balances the pH of a hydroponic nutrient feed. Their proprietary Capsule, keeps the ideal range of pH in a growers feed system for optimal nutrient absorption. This Capsule uses next generation ionization technology to eliminate pH swing that inhibits plant growth and weakens the plants immune Capsule. This is the perfect “razor/razor blade” model as once a customer purchases the Capsule, they will need to repurchase the recharging solution for each new grow (approximately 12 weeks).

Marketing

We currently market our products directly and through distributors, to hydroponic retailers through direct contacts, on-line email advertising, social media, trade magazine advertising, trade show promotions, and cross-promotional offerings. Our officers, along with six retail and commercial sales representatives and four distributors, are engaged in marketing our products. Our primary brand-building marketing efforts are directed through a New York City based national firm who also coordinates our public relations efforts. In addition, we work with a select few wholesale distributors who cover parts of the United States, Canada, Spain and the United Kingdom. Approximately 3% and 5% of our revenues were derived from non-U.S. sources in 201 and 2017, respectively.

Manufacturing and Supply

All of our current lighting products are manufactured to our specifications in China. We currently rely upon one manufacturer and supplier of our ballast products. We continue to evaluate and upgrade our China manufacturing specifications and relationships and believe that the prices charged by these suppliers are industry-wide competitive. All of our other lighting products, including our lamps, are manufactured and supplied by third-party suppliers.

Our reliance upon manufacturers and suppliers located in China, subjects us to various political, economic, and other risks and uncertainties inherent in importing products from this country, including among other risks, export/import duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. There can be no assurance that if there were an interruption of our supply lines from China, that we would be able to quickly find replacement suppliers of our products domestically, or from other countries, and even if we found replacement suppliers, that we would be able to obtain the products at the quality and prices we currently pay which is why our founders continue to develop alternate relationships in China light and ballast manufacturing.

Our Terpenez nutrient products are formulated in our facility in Carson, CA under the strictest of manufacturing protocols. The company intends to develop additional nutrient lines using local state-of-the-art processing labs in southern California under its proprietary formulations. Given the regulatory environment and intense scrutiny and testing required by both State and Federal agencies, we believe staying the course with natural, organic, and heavy-metal free ingredients will allow Zelda to provide substantial growth and opportunity within the industry.

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

Government Regulation

Almost all of end users of our products have used our products for the growing of cannabis. Currently, there are twenty-nine States plus the District of Columbia, Guam, and Puerto Rico that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, California, Massachusetts, Alaska, Nevada, and Oregon, Vermont as well as the District of Columbia, have recently approved the recreational use of cannabis. Many other States are considering legislation to similar effect. As of June 1, 2015, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of State law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of our end user customers to continue to grow cannabis. Active enforcement of the current federal regulatory position on cannabis may thus directly and adversely affect revenues.

Competition

Our Lighting Products currently face competition from traditional lighting fixture companies, lamp manufacturers and from non-traditional companies focused on LED lighting systems including fixtures and lamps. Lighting companies such as Acuity Brands, Inc., the Cooper Lighting division of Eaton Corporation plc, General Electric Company, Hubbell Incorporated, Philips, OSRAM, Gavita, Nanolux, Sunlight Supply and Hydrofarm are the main competitors in this market. Increasingly, however, other companies (i.e., start-ups) are beginning to emerge in the LED lighting markets in which we compete. We compete on the basis of product features, quality, product availability and price.

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

We will also compete with LED-based products from traditional and non-traditional lamp and fixture companies, some of which are customers for our LED chips and LED components. Our products compete on the basis of color quality and consistency, superior light output, reduced energy consumption, brand and lower total cost of ownership. Within the Zelda nutrient product line, the Terpenez product is unique in its product class. The formula provides essential oil-bearing plants with both precursors (i.e. metabolic building blocks, trace elements, etc.) and readily available bio-identical plant compounds aiming to increase overall essential oil production and intensity. It is the first product of its kind to deliver plant nutrients to cannabis cultivating customers with a fully plant derived 0-0-0 (Nitrogen, Phosphate, and Potassium free) product. Independent bioanalytical testing laboratory analysis was conducted and determined the level of heavy metals to be below the EPA’s detection limit (BDL). Terpenez is used to increase the value of cannabis crops through the intensification of oil production, which has results in a significant improvement in flavor and aroma. With other nutrient lines, products that provide plant growth, and insect and pest protection, are marketed through a plethora of local and regional brands with literally scores of names and claims of value and productivity- none of which compete head on with Terpenez whose lab tested and grower proven track record is beyond compare.

Patents, trademarks, franchises, concessions

We own number of trademarks and rely on a combination of copyright and trade secrets as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands. We will rely on copyright laws to protect copy on our web site, www.solis-tek.com, and all marketing materials.

We own the trademark for our proprietary product “Terpenez”.

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

Employees

As of December 31, 2017, the Company has 21 full-time employees, employed by us in various capacities, including three Executive Officers, six in sales, four administrative, five in the warehouse, two in nutrient manufacturing and one in research and development. In addition, from time to time, we employ temporary personal to meet the business needs.

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

Currently, there are twenty-nine States plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, California, Massachusetts, Alaska, Nevada and Oregon, Vermont, as well as the District of Columbia, have recently approved the recreational use of cannabis. The State laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Trump Administration has indicated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by State-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Trump Administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Federal enforcement practices could change with respect to participants in the cannabis industry, which could adversely impact us. If the federal government were to change its practices or were to expand its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

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

RISKS RELATED TO OUR BUSINESS

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations, and our auditors have issued a “going concern” audit opinion.

Our net loss was $(14,021,728) for the year ended December 31, 2017. As of December 31, 2017, we had stockholders’ deficit of $(6,326,189). We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase in the foreseeable future as we undertake increased technology and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives.

Our independent auditors have indicated in their report on our December 31, 2017 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our manufacturing is concentrated with two key manufacturers, and if our relationship with either or both of them terminates or is otherwise impaired, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a material loss of net sales.

We have no long-term contracts with our manufacturers and as a result, our manufacturers could cease to provide products to us with no notice. Two of our manufacturers, Shenzhen Jayo Technologies Co., Ltd. and Zhuhai Relite Co., Ltd, together accounted for approximately 96% of our cost of goods sold in 2017 and 2016. Each of these manufacturers is the sole source supplier for the products that it produces. We purchase from these two manufacturers on a purchase order basis with orders generally filled between 45 and 60 days after our purchase order is placed. A loss of either or both of these manufacturers or other key manufacturers would result in delayed deliveries to our retailers and distributors, would adversely impact our net sales and may require the establishment of new manufacturing relationships. Additionally, we cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times.

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

Foreign currency risk.

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

The lighting industry are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We may receive in the future communications from third parties claiming that we have infringed the intellectual property rights of others. We may in the future be, sued by third parties for alleged infringement of their proprietary rights. Our technologies may not be able to withstand any third-party claims against their use. The outcome of any litigation is inherently uncertain. Any intellectual property claims, whether with or without merit, could be time-consuming and expensive to resolve, could divert management attention from executing our business plan and could require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements which may not be available in the future at the same terms or at all. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others or could otherwise adversely affect our operating results or cash flows or both in a particular quarter.

Supporting a growing customer base could strain our personnel and corporate infrastructure, and if we are unable to scale our operations and increase productivity, we may not be able to successfully implement our business plan.

Our current Management and human resources infrastructure is comprised of our CEO, President, Executive Vice President, Chief Operating Officer, Chief Compliance Officer and Secretary. Our success will depend, in part, upon the ability of our Management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected domestic growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

We are dependent on our CEO, President and Executive Vice President, and the loss of one or more of these individuals could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly Alan Lien, our Chief Executive Officer, President, and Chief Financial Officer, and Alvin Hao, our Executive Vice President. However, we do not have employment agreements with Mr. Lien and Mr. Hao. Our officers are “at will” employees and could terminate their employment with us at any time. We do not maintain key person life insurance policies on our Chief Executive Officer, President and Chief Financial Officer or our Executive Vice President. The loss of the services of our Chief Executive Officer, President and Chief Financial Officer and our Executive Vice President could seriously harm our business.

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

The Company common stock is quoted on the OTCQB. However, there is relatively small active trading market in the Company’s common stock, and we cannot give an assurance that a more active trading market will develop. If a more active market for the Company’s common stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control, such as:

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

The assets of the Company are now pledged under the recent agreements with a Secured Lender and may prevent the Company from obtaining any additional asset based financing.

In conjunction with a Secured Convertible Debenture, all assets of the Company and its subsidiaries are secured under an agreement with YA II PN, LTD., a Cayman Islands exempt company (Sometimes referred to as the “Secured Lender”). Without any unsecured assets, the Company could be unable to obtain any future asset-based financing.

The agreements with the Secured Lender contains terms that could place the Company in default related to the outstanding borrowings.

The agreements with the Secured Lender include terms of default related to the funds borrowed.  These include default due to non-payment, failure to pay taxes, failure to perform under the agreements, failure to disclose items of a material nature under certain representations and warranties, attachments to any secured assets or the indictment of the Company or its executive officers for any criminal acts.  This default could result in the loss of the business.

The agreement with the Secured Lender contains terms where the Secured Lenders can convert their Debenture to common shares and exercise warrants for common shares which could have an adverse effect upon the price of our common shares.

The Secured Lender’s conversions of indebtedness to common shares and exercise of warrants at fixed conversion and exercise prices, would: i) dilute the current shareholders' equity in the Company; ii) limit the Company’s ability to raise additional equity capital; and iii) depress the price of our common shares in the market.

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

We incur costs as a public company which may affect our profitability.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any real property. Our principal executive offices and warehouse are located at 16926 S. Keegan Avenue, Unit A, Carson, California. We occupy the 19,060 square foot facility pursuant to a lease with an independent party ending on August 31, 2020, with an unaffiliated party, pursuant to which we pay $14,676 per month in rental charges. The Company has just given notice to vacate the Keegan Ave. address and have signed a five-year lease to move to a 17,640 square foot facility located at 853 East Sandhill Avenue, Carson, CA 90746 effective May 1, 2018.

On October 1, 2014, our wholly owned subsidiary, Solis Tek East, Corporation executed a lease with an independent party for a 10,160 square foot offices and warehouse facilities located at 89 Leuning Street, Unit D2, South Hackensack New Jersey. The lease, with an unaffiliated party, is for the five year period ending on December 31, 2019, pursuant to which Solis Tek East, Corporation pays $8,818 per month in rental charges. The Company has guaranteed Solis Tek East, Corporation’s performance under the lease. The Company recently gave notice to the landlord of the intent to sublease this facility and consolidate operations into the west coast Carson facility effective May 1, 2018.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURE

Inapplicable.

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
31-Dec-17	$2.23	$1.08
30-Sep-17	$1.54	$1.02
30-Jun-17	$3.37	$1.00
31-Mar-17	$1.39	$0.51
31-Dec-16	$0.77	$0.25
30-Sep-16	$0.50	$0.50
30-Jun-16	$0.50	$0.50
31-Mar-16	$1.00	$0.20

On March 28, 2018, the closing high and low bid prices for our common stock was $1.11 - $1.13.

Transfer Agent

Our Transfer Agent and Registrar for our common stock is Action Stock Transfer Corp., 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT. 84121.

Holders of Common Stock

As of December 31, 2017, there were approximately 52 shareholders of record holding a total of 41,230,482 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them offers a three year warranty on its products. Through December 31, 2017, that manufacturer was not able to repair the Company’s ballasts that have been returned under warranty as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, the vendor issued the Company a credit memo for the entire amount of their returned product, totaling $740,927 and $453,778, in 2017 and 2016, respectively. The Company is planning to send the products to a free trade zone in Hong Kong or to another location in China, to repair, or replace, the defective products. As the manufacturer has issued the Company a credit for all of the defective product, the Company has not recorded a reserve on any of those products.

Results of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016

Revenue and Cost of Goods Sold

Revenue for the years ended December 31, 2017 and 2016 was $8,975,840 and $8,563,751, respectively, an, increase of $412,089, or 5%. The increase was primarily due to more market penetration within our hydroponic customers and commercial facilities during 2017, as compared to 2016.

Cost of goods sold for the years ended December 31, 2017 and 2016, was $5,830,568 and $5,439,982, respectively. Gross profit for the years ended December 31, 2017 and 2016, was $3,145,272 and $3,123,859, respectively. The increase in gross profit of $21,413 or 1% was primarily due to increase in revenue. As a percentage of revenue, gross profit for years ended December 31, 2017 and 2016, was 35.0% and 36.5%, respectively. The decrease in gross profit percentage was due to product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2017 and 2016 was $11,804,322 and $3,173,851, respectively, an increase of $8,630,471 or 272%. Included in the increase in SG&A expenses was an increase in stock-based compensation expense of $6,342,596. Excluding the increase in stock-based compensation expense, SG&A increased $2,287,875 due to an increase in payroll, professional fees, consulting, marketing, and other operating expenses to support our current business objectives.

Research and Development Expenses

Research and development (“R&D”) expenses for the years ended December 31, 2017 and 2016 was $231,770 and $370,625, respectively, a decrease of $138,855 or 37%. The decrease in R&D expenses was primarily related to the timing and scope of R&D projects as compared to the same period of last year.

Other Income and Expenses

Other expenses, net, for the years ended December 31, 2017 and 2016 was $5,123,753 and $117,293, respectively, an increase of $5,006,460. The increase in other income and expenses was due to the recording of financing costs of $2,353,234 and the change in fair value of derivative liability of $2,545,918, all of which did not exist during the prior year period (see Note 9 of the Consolidated Financial Statements). Interest expense increased over the prior year period by $128,409 due to increase in borrowings.

Net Loss

Our net loss for the years ended December 31, 2017 and 2016 was $14,021,728 and $538,710, respectively, an increase of $13,483,018. The increase in net loss was due to the increase in gross profit offset by increases in operating expenses and other income and expenses as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash flows (used in) provided by operating activities

During the year ended December 31, 2017, the Company used $2,060,576 in operating activities, compared to cash provided by operating activities of $580,634 during the year ended December 31, 2016. During the year ended December 31, 2017, cash flow was impacted by our net loss, excluding non-cash expenses, and the change in our working capital accounts as compared to the same period prior year.

Cash flows used in investing activities

During the years ended December 31, 2017 and 2016, the Company used $3,200 and $8,185 in cash from investing activities to purchase property and equipment, respectively.

Cash flows provided by (used in) financing activities

During the year ended December 31, 2017, the Company generated $2,755,936 in cash from financing activities compared to cash used in financing activities of $402,982 for the year ended December 31, 2016. For the year ended December 31, 2017, the Company received $1,647,500 through the issuance of a convertible note payable, $455,000 through an issuance of common stock, $295,410 from a private placement offering, $100,000 from the sale of common stock to a former officer, and $300,000 from notes payable to related parties. Part of the proceeds received were used to pay notes payable to a related party of $20,000.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2017, the Company incurred a net loss of $14,021,728 and used cash in operations of $2,060,576 and had a stockholders’ deficit of $6,326,189 as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2017, the Company had cash on hand in the amount of $967,943. The Company raised an additional $2,010,000 from January 2018 through March 2018 through the sale of its debt and equity securities (see Note 13). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Historically, we have financed our operations primarily through private sales of common stock, a line of credit, loans from a third party financial institutions, related parties, and operations. We anticipate that our primary capital source will be positive cash flow from operations commencing third quarter 2018. If our sales goals do not materialize as planned, we believe that the Company can reduce its operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

On July 1, 2012, the Company entered into note payable agreements with Alan Lien and Alvin Hao, two of its officers/shareholders at that time. The maximum borrowings allowed under each individual note was $200,000. The notes are unsecured, bear interest at a rate of 8% per annum, and are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at December 31, 2017 and 2016, respectively.

In May 2016, the Company entered into two separate notes payable agreements with the aforementioned two officers/shareholders. Under each of the agreements, the Company borrowed $300,000 from each of the officers/shareholders. The notes accrue interest at a rate of 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was due on the combined notes at December 31, 2017 and 2016.

In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of one of the directors of the Company. The notes are unsecured, payable on demand and carry an interest of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017.

The Company entered into note agreements with the parents of one of the Company’s officer/shareholders. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 and $70,000 was due on the loans as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company has raised a total of $455,000 through an issuance of 511,957 shares through a Private Placement Offering to accredited investors pursuant to Regulation D. On September 3, 2017, the Company closed the Private Placement Offering.

In October 2017, the Company engaged Garden State Securities to develop potential accredited investors to participate in the Company’s private offering to raise up to $3,000,000 in convertible Preferred Series A stock. Each unit consisted of (i) three shares of Series A Convertible Preferred Stock of the Company (the “Series A”) and (ii) a warrant to purchase 1,936 shares of the Company’s common stock at $1.25 per share (the “Warrants). Each Series A share is convertible into 1,000 shares of common stock of the Company. The minimum subscription amount was 84 Units for $252,000, at $3,000 per unit. The purchase of the Series A have registration rights to have the Company register the underlying common shares. October 24, 2017 an accredited investor, FirstFire Global Opportunity Fund LLC purchased 117 Units which consisted of 117 Series A and Warrants to purchase 283,140 shares of common stock for $351,000. The Company received a total of $295,410 after fees and expenses. The conversion price of the stock is the lower of $1.00 or a potential 20% discount to the market price at the date of conversion. On November 8, 2017, the Company terminated the Unit offering. Subsequently, per the terms of the agreements, the company issued an additional 168,860 cash warrants at $1.10 per share. Subsequent to December 31, 2017, the Company issued 168,860 shares of its common stock from the conversion of warrants, at $1.10 per share, resulting in proceeds of $187,746, and issued 316,050 shares of common stock on the conversion of 316 shares of Series-A preferred shares.

On November 8, 2017, the Company issued a secured convertible debenture (the “Note”) to YA II PN, LTD., a Cayman Islands exempt company (“YPL”) in the principal amount of $1,750,000 with interest at 5% per annum (15% on default) and due 18 months from closing. The Note is secured by all the assets of the Company and its subsidiaries STI, STE and Zelda. The Note Conversion Price are convertible into common stock of the Company at $1.00 per share (the “Conversion Price”). The Conversion Price may be adjusted by YA II PN, Ltd. YPL on the earlier of (a) the 90-day anniversary of the closing with effectiveness of a registration statement or (b) the 180-day anniversary of the closing to a 20% discount to the lowest daily VWAP over the prior 10 trading days, if lower than $1.00 per share (“Ownership Cap”). Subject to the Ownership Cap, the Note will automatically convert if the Company’s stock has traded 250% above the Conversion Price for a period of 20 consecutive trading days provided that the shares can be sold pursuant to an effective registration statement or Rule 144 without any limitations, and the Company’s common stock has an average daily trading value of $350,000 per day for a period of 20 consecutive trading days. The Company will repay the outstanding principal of the Note in equal installments of $250,000 per month starting on the 270-day anniversary of the closing date either in cash by paying the installment amount plus the Redemption Premium or in kind through conversion into free trading common stock at a price equal to the less of (i) the Fixed Conversion Price, or (ii) a 20% discount to the lowest daily VWAP of the Common Stock during the 10 trading days prior to the payment date (or any combination of cash and stock). The Company will not be required to make a monthly amortization payment if the 10-day lowest VWAP is at or above 125% of the then effective Conversion Price. YA II PN, Ltd. will have the option to defer any monthly amortization payment to the maturity date at is sole discretion. The stock component of each monthly amortization payment will be limited to 300% of the average daily dollar traded value over the previous 10 trading days. The Company may redeem in cash amounts owed under the Note prior to the maturity date by provided YA II PN, Ltd. with 10 business days advance note provided that the common stock is trading below the conversion price at the time of the redemption note. The Company shall pay the redemption premium equal to the percentage of the principal amount being redeemed as follows: 10% for first 180 days following the closing, 15% for day 181 to 360 following the closing; and 20% for day 361 to the maturity date. The Company issued to YPL, 5 years warrants to purchase 1,137,500 shares of common stock the Company at $1.10 per share. The Company paid 5% of aggregate funding as commitment fee to YA II PN, Ltd. YPL and $15,000 towards due diligence and structuring fee. The Company netted $1,647,500 after fee and expenses. Currently there remains 450,000 warrants unconverted at $1.10 per share, and none of the $1,750,000 convertible debenture has been converted.

Adjusted EBITDA (Non-GAAP Financial Measure)

In addition to our GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus other expense, net, provision for income taxes, depreciation and amortization, and stock-based compensation. Non-GAAP adjustments to our results prepared in accordance with GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(14,021,728)	$(538,710)
Provision for income taxes	7,155	800
Other expense, net
Financing costs	2,353,234	-
Change in fair value of derivative liability	2,545,918	-
Interest expense	224,879	96,470
Interest income	(255)	(4,500)
Other (income) expense	(23)	25,323
Total other expense, net	5,123,753	117,293
Depreciation and amortization expense	69,893	70,950
Stock based compensation expense	6,342,596	111,000
Adjusted EBITDA	$(2,478,331)	$(238,667)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder’s and Board of Directors

Solis Tek Inc.

Carson, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Solis Tek, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced a net loss and utilized cash from operations during the year ended December 31, 2017, and has stockholders’ deficit at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Weinberg & Company, P.A.

We have served as the Company's auditor since 2015.

Los Angeles, California

April 2, 2018

SOLIS TEK INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$967,943	$275,783
Accounts Receivable, net of allowance for doubtful accounts and returns of $396,499 and $359,395	417,484	628,691
Inventories, net	1,684,463	2,880,804
Advances to suppliers – formerly a related party	735,730	-
Prepaid expenses and other current assets	134,374	72,531
Income tax receivable	-	2,578
Total current assets	3,939,994	3,860,387

Property and equipment, net	138,243	204,936
Other assets	37,980	32,071
TOTAL ASSETS	$4,116,217	$4,097,394

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,124,349	$552,057
Due to former related party vendor	381,457	1,083,764
Note payable - related parties	1,145,000	265,000
Convertible note payable, current portion, net of discount of $1,555,556	194,444	-
Due to related parties	146,534	134,086
Capital lease obligations, current portion	9,665	13,711
Loans payable, current portion	8,476	8,262
Total Current Liabilities	3,009,925	2,056,880

Capital lease obligations, net of current portion	-	9,665
Loans payable, net of current portion	17,481	25,958
Convertible note payable, net of current portion, net of discount of $500,000	-	-
Notes payable related parties, net of current portion		600,000
Derivative liability	7,415,000	-
Total liabilities	10,442,406	2,692,503

Series-A Convertible Preferred Shares, net of discount of $351,000, no par value, 351,000 shares issued and outstanding at December 31, 2017

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 38,522,034 and 29,721,998 shares issued and outstanding at December 31, 2017 and 2016, respectively	3,852	2,972
Additional paid-in-capital	9,112,360	2,822,592
Accumulated deficit	(15,442,401)	(1,420,673)
Total Shareholders’ Equity (Deficit)	(6,326,189)	1,404,891

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,116,217	$4,097,394

The accompanying notes are an integral part of these consolidated financial statements.

SOLIS TEK INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016

Sales	$8,975,840	$8,563,751
Cost of goods sold (including $3,905,248 and $3,474,012 from a former related party)	5,830,568	5,439,892
Gross profit	3,145,272	3,123,859

Operating expenses
Selling, general and administrative expenses	11,804,322	3,173,851
Research and development	231,770	370,625
Total operating expenses	12,036,092	3,544,476

Loss from operations	(8,890,820)	(420,617)
Other income (expenses)
Financing costs	(2,353,234)	-
Change in fair value of derivative liability	(2,545,918)	-
Interest expense (including $109,863 and $56,626 to related parties)	(224,879)	(96,470)
Interest income	255	4,500
Other income (expenses)	23	(25,323)
Total other income (expenses)	(5,123,753)	(117,293)

Loss before income taxes	(14,014,573)	(537,910)

Provision for income taxes	7,155	800

Net Loss	(14,021,728)	(538,710)

Deemed dividend to Series-A Preferred Stockholders	(606,948)	-

Net Loss Attributable to Common Stockholders	$(14,628,676)	$(538,710)

BASIC AND DILUTED LOSS PER SHARE	$(0.38)	$(0.02)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	37,158,145	29,632,824

The accompanying notes are an integral part of these consolidated financial statements.

SOLIS TEK INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	29,576,998	2,958	2,711,606	(881,963)	1,832,601

Fair value of common stock issued to employees	145,000	14	110,986	-	111,000

Net loss for the year ended December 31, 2016				(538,710)	(538,710)

Balance, December 31, 2016	29,721,998	$2,972	$2,822,592	$(1,420,673)	$1,404,891

Net proceeds from sale of common stock	511,957	51	454,949		455,000

Fair value of common stock issued for services	1,717,000	172	2,480,828		2,481,000

Fair value of common stock issued to employees	5,786,765	579	3,286,921		3,287,500

Fair value of common stock purchased by officer	784,314	78	399,922		400,000

Fair value of vested stock options			274,096		274,096

Deemed dividend related to sale of Series-A Convertible Preferred Shares			(606,948)		(606,948)

Net loss for the year ended December 31, 2017				(14,021,728)	(14,021,728)

Balance, December 31, 2017	38,522,034	$3,852	9,112,360	$(15,442,401)	$(6,326,189)

The accompanying notes are an integral part of these consolidated financial statements.

SOLIS TEK INC.

CONSOLIDATED STAEMENTS OF CASH FLOWS

	Years ended December 31
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(14,021,728)	$(538,710)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	37,104	214,416
Provision for inventory reserves	11,034	-
Depreciation and amortization	69,893	70,950
Amortization of loan fees	-	28,370
Fair value of vested stock options	274,096
Fair value of common stock issued for services	2,481,000	-
Fair value of common stock issued to employees	3,287,500	111,000
Common stock purchase by officer at discount	300,000	-
Financing costs	2,513,668	-
Change in the fair value of derivative liability	2,545,918	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	174,103	(282,133)
Inventories	1,185,308	939,055
Inventories under warranty claims	-	75,621
Advances to suppliers	(735,730)	22,420
Prepaid expenses and other	(61,843)	(62,290)
Income taxes receivable	2,578	72,812
Other assets	(5,909)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	572,291	(12,388)
Due to former related party vendor	(702,307)	(87,990)
Due to related parties	12,448	-
Interest expense on notes payable to officers	-	29,501
Net cash provided by (used in) operating activities	(2,060,576)	580,634

Cash Flows from Investing Activities
Purchase of property and equipment	(3,200)	(8,185)
Net cash used in investing activities	(3,200)	(8,185)

Cash Flows from Financing Activities
Proceeds from sale of common stock	455,000	-
Proceeds from sale of common stock to officer	100,000	-
Proceeds from sale of convertible preferred stock	295,410	-
Proceeds from convertible note payable	1,647,500	-
Proceeds from notes payable related parties	300,000	610,000
Proceeds from loans payable	-	110,000
Payments on notes payable related party	(20,000)	-
Payments on capital lease obligations	(13,711)	(12,844)
Payments on loans payable	(8,262)	(487,458)
Payment on line of credit	-	(600,000)
Payments on due to related parties	-	(22,680)
Net cash provided by (used in) financing activities	2,755,936	(402,982)

Net increase in cash	692,160	169,467
Cash beginning of period	275,783	106,316
Cash end of period	$967,943	$275,783

Interest paid	$32,686	$8,989
Taxes (refund) paid	$3,200	$(79,315)

Non-Cash Financing Activities
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$3,767,724	$-
Fair value of derivative created upon issuance of convertible preferred stock and associated warrants	$1,101,358	$-
Deemed dividend related to Series-A Preferred stockholders	$606,948	$-

The accompanying notes are integral part of these consolidated financial statements.

SOLIS TEK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Overview of Business

The Company is an importer, distributer and marketer of digital lighting equipment and manufacturer of nutrient products for the hydroponics industry. Using certain of its proprietary technologies, the Company provides innovative light spectrum aptitudes with its ballast, reflector and lamp products. The Company additionally has a line of nutrients under the Zelda brand for sale to the same supply chain channel as its lighting products. The Company’s customers include retail stores, distributors and commercial growers in the United States and abroad.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2017, the Company incurred a net loss of $14,021,728 and used cash in operations of $2,060,576 and had a stockholders’ deficit of $6,326,189 as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2017, the Company had cash on hand in the amount of $967,943. The Company raised an additional $2,010,000 from January 2018 through March 2018 through the sale of its debt and equity securities (see Note 13). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Loss per Share Calculations

Basic earnings per share are computed by dividing net loss available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Options to acquire 3,000,000 shares of common stock and 2,101,000 shares to be issued upon conversion of our convertible notes and preferred stock have been excluded from the calculation of weighted average common shares outstanding at December 31, 2017 as their effect would have been anti-dilutive. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2016, as the Company had no outstanding equity instruments other than its outstanding common shares.

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

Segment Reporting

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of December 31, 2017, and December 31, 2016, the Company recorded a reserve for returned product in the amount of $114,119 and $45,410, respectively, which reduced the accounts receivable balances as of those periods.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At December 31, 2017, and December 31, 2016, the allowance for doubtful accounts and returns was $396,499 and $359,395, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of December 31, 2017 and 2016.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At December 31, 2017 and December 31, 2016, the reserve for excess and obsolete inventory was $112,339 and $101,305, respectively.

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (formally a related party entity, see Note 4) offers a three-year warranty on certain of its products. Through December 31, 2017, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, the vendor issued the Company a credit memo for the entire amount of their returned product, totaling $740,927 and $453,778 in 2017 and 2016, respectively. The Company is planning to send the products to a free trade zone in Hong Kong or to another location in China, to repair, or replace, the defective products. As the manufacturer has issued the Company a credit for the entire defective product, the Company has not recorded a reserve on any of those products in its ending inventory.

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

Research and Development

Research and development costs are expensed in the period incurred. The costs primarily consist of personnel and supplies.

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2017 and 2016.

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

Concentration Risks -

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  At December 31, 2017 and 2016, the Company had cash deposits that exceeded the federally insured limit of $250,000.  The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the years ended December 31, 2017 and 2016, its ballasts, lamps and reflectors, which comprised the clear majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a former related party (see Note 4).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There were no customers that accounted for more than 10% of the Company’s revenue for the years ended December 31, 2017 and 2016. Shipments to customers outside the United States comprised 2.2% and 1% for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, four customers accounted for 17.1%, 14.8%, 14.5% and 14.3% of the Company’s trade accounts receivable balance, and as of December 31, 2016, one customer accounted for 18% of the Company’s trade accounts receivable balance.

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

The fair value of the derivative liabilities of $7,415,000 at December 31, 2017, were valued using Level 2 inputs.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures, but does not believe there will be a material effect, if any.

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2017 and 2016:

	2017	2016

Machinery and equipment	$234,706	$231,506
Computer equipment	12,448	12,448
Furniture and fixtures	97,451	97,451
Leasehold improvements	7,000	7,000
	351,605	348,405
Less: accumulated depreciation and amortization	(213,362)	(143,469)
Property and equipment, net	$138,243	$204,936

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $69,893 and $70,950, respectively.

Property and equipment include assets acquired under capital leases of $64,632 at December 31, 2017 and 2016, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Supplier (Former Related Party)

A family member of an officer/shareholder owned a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the years ended December 31, 2017 and 2016 totaled approximately $3,805,248 and $3,119,000, respectively. The Company believes purchase prices from this vendor approximated what the Company would have to pay from an independent third party vendor. In 2017, the Company determined that due to a change in relationship status, this vendor that was formerly considered a related party, was deemed to no longer be a related party. At December 31, 2017 and 2016, the Company owed the former related party $381,457 and $1,083,764, respectively. At December 31, 2017, the Company had made advanced deposit payments to this vendor for $735,730, which will be applied to purchased inventory upon delivery.

Due to Related Parties

As of December 31, 2017, and December 31, 2016, the Company owed related parties $146,534 and $134,086, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 as of December 31, 2017 and 2016, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable to related parties, which totaled to $65,222 and $68,471 at December 31, 2017 and 2016, respectively. Also included is $29,580 and $62,319 of unpaid compensation, which was owed to the officers/shareholders as of December 31, 2017 and 2016, respectively.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at December 31, 2017 and 2016:

	2017	2016

Notes payable to officers/shareholders (a)	$195,000	$195,000
Notes payable to officers/shareholders (b)	600,000	600,000
Notes payable to related parties (c)	300,000	-
Notes payable to related parties (d)	50,000	70,000
	1,145,000	865,000
Less: current portion	(1,145,000)	(265,000)
Non-current portion	$-	$600,000

a.	On July 1, 2012, the Company entered into note payable agreements with Alan Lien and Alvin Hao, two of its officers/shareholders at that time. The maximum borrowings allowed under each individual note was $200,000. The notes are unsecured, bear interest at a rate of 8% per annum, and are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at December 31, 2017 and 2016, respectively.

b.	In May 2016, the Company entered into two separate notes payable agreements with the aforementioned two officers/shareholders. Under each of the agreements, the Company borrowed $300,000 from each of the officers/shareholders. The notes accrue interest at a rate of 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was due on the combined notes at December 31, 2017 and 2016.

c.	In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of one of the directors of the Company. The notes are unsecured, payable on demand and carry an interest of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017.

d.	The Company entered into note agreements with the parents of one of the Company’s officer/shareholders. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 and $70,000 was due on the loans as of December 31, 2017 and 2016, respectively.

Interest expense on the notes to related parties for the year ended December 31, 2017 and 2016 was $109,863 and $56,626, respectively. Interest paid to the related parties during the year ended December 31, 2017 and 2016 amounted to $7,200 and $17,124, respectively. Accrued interest included in amounts due to related parties at December 31, 2017 and 2016 was $146,534 and $68,471, respectively.

NOTE 6 – LOANS PAYABLE

Loans payable consist of the following as of December 31, 2017 and December 31, 2016:

	2017	2016

Automobile loans	$25,957	$34,220
Less: current portion	(8,476)	(8,262)
Non-current portion	$17,481	$25,958

In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $25,957 and $34,220 was owed on the loans as of December 31, 2017 and 2016, respectively.

Principal payments due on long-term debt as of December 31, 2017 for each of the next five years are as follows:

Years ending December 31,	Amount
2018	8,476
2019	7,542
Thereafter	9,939
Total	$25,957

NOTE 7 – CONVERTIBLE NOTE PAYABLE

Convertible note payable consist of the following as of December 31, 2017:

Amount
YA II PN, Ltd. Advisors Global, LP	$1,750,000
Less debt discount	(1,555,556)
Convertible note payable, net	$194,444

On November 8, 2017, the Company issued a secured convertible debenture (the “Note”) to Yorkville Advisors Global, LP (“YPL”) in the principal amount of $1,750,000 with interest at 5% per annum (15% on default) and due 18 months from closing. The Note is secured by all the assets of the Company and its subsidiaries. The Note Conversion Price is convertible into common stock of the Company at $1.00 per share (the “Conversion Price”). The Conversion Price may be adjusted by YPL on the earlier of (a) the 90-day anniversary of the closing with effectiveness of a registration statement or (b) the 180-day anniversary of the closing to a 20% discount to the lowest daily Volume Weighted Average Price (VWAP) over the prior 10 trading days, if lower than $1.00 per share (“Ownership Cap”). Subject to the Ownership Cap, the Note will automatically convert if the Company’s stock has traded 250% above the Conversion Price for a period of 20 consecutive trading days provided that the shares can be sold pursuant to an effective registration statement or Rule 144 without any limitations, and the Company’s common stock has an average daily trading value of $350,000 per day for a period of 20 consecutive trading days. As part of the issuance, the Company also granted YPL a 5 year warrant to purchase 1,137,500 shares of the Company at $1.10 per share

The Company will repay the outstanding principal of the Note in equal installments of $250,000 per month starting on September 1, 2018 either in cash by paying the installment amount plus the Redemption Premium or in kind through conversion into free trading common stock at a price equal to the less of (i) the Fixed Conversion Price, or (ii) a 20% discount to the lowest daily VWAP of the Common Stock during the 10 trading days prior to the payment date (or any combination of cash and stock). The Company will not be required to make a monthly installment payment if the 10-day lowest VWAP is at or above 125% of the then effective Conversion Price. YPL will have the option to defer any monthly installment payment to the maturity date at its sole discretion. The stock component of each monthly installment payment will be limited to 300% of the average daily dollar traded value over the previous 10 trading days. The Company may redeem in cash amounts owed under the Note prior to the maturity date by providing YPL with 10 business days advance note provided that the common stock is trading below the conversion price at the time of the redemption note. The Company shall pay the Redemption Premium equal to the percentage of the principal amount being redeemed as follows: 10% for first 180 days following the closing, 15% for day 181 to 360 following the closing; and 20% for day 361 to the maturity date.

The Company paid 5% of aggregate funding as commitment fee to YPL and $15,000 towards due diligence and structuring fee. The Company netted $1,647,500 after fee and expenses of $102,500.

The Company determined that since the conversion floor had no limit to the conversion price, that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. Furthermore, the Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As such, the Company determined that the conversion feature and the warrants created a derivative with a fair value of $3,767,724 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $1,750,000 as a valuation discount to be amortized over the life of the note, and the excess of $2,017,724 being recorded as a finance cost.

During the year ended December 31, 2017, amortization of debt discount was $194,444 and was recorded as a financing costs. The unamortized balance of the debt discount was $1,555,556 as of December 31, 2017.

The following table presents scheduled principal payments on our long-term debt as of December 31, 2017:

Years ending December 31,	Amount
2018	$1,250,000
2019	500,000
Total	$1,750,000

NOTE 8 – SERIES-A CONVERTIBLE PREFERRED STOCK AND WARRANTS

Series-A Convertible Preferred Shares Subscription Agreement consisted of the following as of December 31, 2017:

Amount
5% Series-A preferred stock, $0.0001 par value, 351,000 shares issued and outstanding	$351,000
Discount relating to fair value of conversion feature and warrants granted upon issuance	(351,000)
Preferred stock	$-

In October 2017, the Company engaged Garden State Securities to develop potential accredited investors to participate in the Company’s private offering to raise up to $3,000,000 in convertible Preferred Series-A stock. Each unit consisted of (i) three shares of Series-A Convertible Preferred Stock of the Company (the “Series-A”) and (ii) a warrant to purchase 1,936 shares of the Company’s common stock at $1.25 per share (the “Warrants). Each Series-A share is convertible into 1,000 shares of common stock of the Company. Each share is convertible to common stock at a lesser of $1.00 per share or discounted VWAP (80% of the 10 trading days prior to conversion), whichever is lower.

October 24, 2017 FirstFire Global Opportunities Fund LLC (“FirstFire”) purchased 117 Units which consisted of 351,000 shares of Series-A preferred stock and Warrants to purchase 283,140 shares of common stock for $351,000. The Company received a total of $295,410 after fees and expenses. The Series-A offering was terminated after this issuance without the Minimum Amount being raised.

The Series-A will automatically convert if (i) the Company’s Common Stock trades at a price equal to or greater than 250% of the Series-A Conversion Price for ten (10) consecutive Trading Days, (ii) the Conversion Shares are eligible for resale pursuant to an effective registration statement or Rule 144 without any limitations, and (iii) the average trading volume for the Company’s Common Stock during the same ten (10) consecutive Trading Day period is equal to or greater than 125,000 shares of the Company’s Common Stock, then all outstanding shares of Series-A Preferred Stock shall, automatically, and without the payment of additional consideration by the Series-A Investor, and without any notice to the Series-A Investor be converted into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value per share plus accrued and unpaid dividends thereon by the Series-A Conversion Price then in effect. The purchase of the Series-A had registration rights to have the Company register the underlying common shares, and such registration statement was declared effective in January 2018. As part of the offering, the Company also granted First Fire a right to refuse or participate in any future debt or equity offering. The registration statement was filed in December 2017 and declared effective in January 2018.

As part of the issuance, the Company initially granted warrants to purchase 226,512 shares of common stock to FirstFire. The Company subsequently issued 56,628 additional warrants to First Fire as part of the offering, bringing the total warrants issued to them to 283,140. The warrants are exercisable at $1.25 per share and will expire in five years. The exercise price, and the number of warrants to be issued, are subject to adjustment. The exercise price of the warrants is subject to a reset provision (down round protection) in case the Company will issue similar debt or equity instruments with price lower than $1.25 per share. The number of warrants shall also be increased upon the occurrence of certain events.

The Company considered the accounting guidance and determined the appropriate treatment is to account the Series-A conversion feature as a liability since the instrument is convertible into a variable number of shares (i.e. the conversion price continuously reset) and that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. Furthermore, the Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As such, the Company determined that the conversion feature of the Series-A preferred stock had a fair value of $564,000 at issuance, and the fair value of 283,140 warrants had a fair value of $338,358 at issuance, which created a derivative with an aggregate fair value of $902,358 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the preferred as a reduction of the fair value of the preferred stock of $295,410, and the excess of $606,948 is being recorded as a deemed dividend and a charge to paid in capital. The Company will revalue these liabilities each reporting period.

In November 2017, FirstFire informed the Company that it was exercising its right to participate in the YPL debt offering described in Note 7, however, YPL refused and threatened to back out of the offering if FirstFire was included in it. The YPL debt offering was consummated without FirstFire. In December 2017, as a settlement with FirstFire for not to exercising its right to participate in the YPL debt offering, the Company granted FirstFire warrants to purchase 166,860 shares of common stock at $1.00 per share. The warrant contained down-round/reset provision (both exercise price and number of shares) in case the Company will issue similar instrument at a price lower than $1.25 per shares, and as such, is subject to derivative liability accounting. The Company determined that the issuance of these additional warrants was part of a negotiated settlement with FirstFire, and recorded the fair value of the warrant of $199,000 as a liability and as a financing cost.

The Company also considered the guidance of ASC 480-10-S99-3A, and determined that as redemption is outside control of the issuer as the conversion price not fixed, such preferred shares should be recognized outside of permanent equity.

NOTE 9 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices and the exercise prices of the notes, Series-A preferred stock, and warrants described in Notes 7 and 8 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of December 31, 2017, the derivative liabilities were valued using a probability weighted average Monte Carlo pricing model with the following assumptions:

	Issued During 2017	December 31, 2017

Exercise Price	$1.10 – 1.25	$1.10 – 1.25
Stock Price	$1.26 – 1.80	$2.23
Risk-free interest rate	1.53 – 2.03%	1.76 – 2.20%
Expected volatility	172%	172%
Expected life (in years)	1.49 – 5.00	1.30 – 5.00
Expected dividend yield	0%	0%

Warrants	$1,979,082	$3,000,000
Convertible debt	2,326,000	3,633,000
Series-A Preferred Stock	564,000	782,000
Fair Value:	$4,869,082	$7,415,000

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

During the year ended December 31, 2017, the Company recognized $2,545,918 as the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $4,869,082 upon issuance of convertible notes and convertible preferred shares during the period.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the year ended December 31, 2017, the Company issued 511,957 shares of common stock for a total of $455,000 in a Private Placement Offerings per Reg. D.

Common stock issued for services

During 2017, the Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis, accounting, and, sales and marketing activities. In accordance with these agreements, the Company agreed to issue an aggregate of 1,717,000 shares to the Consultants for the services rendered. The Company accounted for the aggregate fair value of the shares of common stock issued to Consultants in accordance with current accounting guidelines and determined the aggregate fair value of these shares to be $2,481,000 based on the trading prices per share of the Company’s stock at every issuance date. As there were no performance commitment and shares issued were nonrefundable, the Company recognized the full amount of the fair value of the common stock issued as stock compensation expense on its statement of Operations for the period ended December 31, 2017.

Common shares issued to employees for services

As part of an employment agreement, dated March 27, 2017, with Mr. Dennis G. Forchic to become Chief Executive Officer, the Company issued a total of 5,411,765 shares of common stock valued at $2,760,000 (based on trading price at date of grant). In addition, Mr. Forchic purchased an additional 784,314 shares with a fair value at the date of purchase of $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $300,000, which was recorded as additional stock compensation expense.

On December 27, 2017, the Company entered into a four year employment agreement with Stanley L. Teeple as the Company’s Chief Compliance Officer. As part of the Employment Agreement, Mr. Teeple was granted 1,000,000 million shares of the Company’s common stock of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,710,000, of which $427,500 was recorded as stock-based compensation during the year ended December 31, 2017 and $1,282,000 is being amortized ratably over the three year vesting period.

In November 2015, the Company entered into a four year employment agreement with one of its employees in which the employee was granted 500,000 shares of the Company’s common stock. The shares vest equally in six month periods over the four years. The fair value of the shares on the date of grant was $400,000, which is being amortized ratably over the four year service period. A total of 125,000 shares with a fair value of $100,000 were issued under the agreement during both years ended December 31, 2017 and 2016. In 2016, 20,000 common shares with a fair value of $11,000 were granted to two employees for their services in 2016. The amount amortized as stock based compensation in 2017 and 2016 was $100,000 and $111,000, respectively.

Summary of Stock Options

A summary of stock options for the year ended December 31, 2017 is as follows:

Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2016	-	-
Options granted	3,000,000	0.60
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, December 31, 2017	3,000,000	$0.60
Balance exercisable, December 31, 2017	-	$-

As part of the Employment Agreement with Mr. Forchic, he was granted an option to purchase 3,000,000 shares of common stock at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next three years. The options were valued at $835,767 at the date of grant using a Black Scholes options pricing model and will be amortized as an expense over the vesting period.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2017
Risk free rate of return	1.92%
Option lives in years	6.0
Annual volatility of stock price	198.03%
Dividend yield	-%

Information relating to outstanding stock options at December 31, 2017, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise			Average		Average
Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.60	3,000,000	5.00	$0.60	-	$-

The Company recorded compensation expense pursuant to authoritative guidance provided by the ASC Topic 718 – Stock Compensation for the year ended December 31, 2017 of $274,096. As of December 31, 2017, the Company has outstanding unvested options with future compensation costs of $561,671, which will be recorded as compensation cost as the options vest over their remaining average vesting period of 2.00 years. As of December 31, 2017, the outstanding options had an intrinsic value of $4,890,000.

NOTE 11- COMMITMENTS

Operating Leases

The Company leases office and warehouse facilities under two non-cancellable lease agreements, one in Southern California and one in New Jersey. The Southern California lease was initiated in September 2013 and expires August 31, 2020. Subsequent to December 31, 2017, the Company provided notice to vacate its existing facility in Southern California and signed a five-year lease, effective May 1, 2018, to move to a 17,640 square foot facility at 853 East Sandhill Avenue, Carson, CA 90746. The New Jersey lease was initiated in October 2014 and expires September 30, 2019.

Minimum annual rental commitments under non-cancelable leases are as follows:

Years ending December 31,	Amount
2018	$243,000
2019	180,000
2020	180,000
2021	180,000
2022 and thereafter	360,000
TOTAL	$1,143,000

Rent expense was $242,484 and $218,997 for the years ended December 31, 2017 and 2016, respectively.

Capital Leases

The Company leases equipment under capital lease agreements. As of December 31, 2017, the outstanding balance was $9,665 and due in 2018.

Technology License Agreement

The Company entered into a Technology License Agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the years ended December 31, 2017 and 2016, $100,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations related to the minimum annual fee. For each of years ended December 31 2017 and 2016, $45,595 and $41,490 related to the royalty was recorded as cost of goods sold on the Consolidated Statements of Operations. A total of $190,713 and $165,553 was owed under the amended agreement at December 31, 2017 and 2016, respectively.

Employment Agreements

Agreement with Chief Executive Officer

On January 6, 2017, the company extended an offer to Dennis G. Forchic to become Chief Executive Officer. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. As part of the Employment Agreement, the Company issued a total of 5,411,765 shares valued at $2,760,000. In addition, Mr. Forchic purchased an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $300,000, which was recorded as stock compensation expense, (See Note 13).

Agreement with Chief Compliance Officer, Secretary

On December 27, 2017, the Company entered into a four year employment agreement with Stanley L. Teeple as the Company’s Chief Compliance Officer. As part of the Employment Agreement, Mr. Teeple was granted 1,000,000 million shares of the Company’s common stock of which 250,000 shares vested on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,710,000, of which $427,500 was recorded as stock-based compensation during the year ended December 31, 2017 and $1,282,000 is being amortized ratably over the three year employment agreement period.

NOTE 12 – INCOME TAXES

At December 31, 2017, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $3,400,000 for Federal and state purposes. The carryforwards expire in various amounts through 2035. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2017 and 2016, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2017, and 2016, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2014 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2017	December 31, 2016

Income tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	40.00%	40.00%

Income taxes at effective tax rate	-	-%

The components of deferred taxes consist of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Inventory reserves	$11,000	$41,000
Allowance for doubtful accounts and returns	38,000	143,000
Impairment of note receivable	-	40,000
Other accrued expenses	-	91,000
Depreciation	(70,000)	(55,000)
Net operating loss carryforwards	930,000	295,000
Less: Valuation allowance	(909,000)	(555,000)

Net deferred tax assets	$-	$-

NOTE 13 – SUBSEQUENT EVENTS

On February 5, 2018, the Company terminated its employment agreement with Mr. Dennis G. Forchic, its Chief Executive Officer and a member of the Company’s Board of Directors. On February 8, 2018 by an action by consent of a majority of shareholders, Mr. Forchic was removed as a member of the Company’s Board of Directors.

In accordance with the severance terms of his Employment Agreement: (i) all of 3,000,000 Options previously granted to Mr. Forchic were immediately vested; (ii) the Company will pay Mr. Forchic at the annual rate of $162,000 per annum, from February 5, 2018 through the fourth anniversary date of the Employment Agreement; and, (iii) the Company will reimburse Mr. Forchic for each month until the fourth anniversary of January 6, 2017, an amount equal to 50% of Employee’s health care coverage, to the extent such coverage was in place as at February 5, 2018.

On February 14, 2018, the Company entered into a three year employment agreement with Tiffany Davis as its Chief Operating Officer. Ms. Davis is to receive an annual salary of $150,000 and is entitled to receive 1,000,000 shares of the Company’s common stock of which 250,000 shares immediately vested on the signing of the employment agreement and 250,000 shares vest each year on the anniversary date of the employment agreement. Prior to the date of employment with the Company, Ms. Davis was a consultant to the Company.

In February 2018, the Company received proceeds of $1,068,000 from the issuance of 821,538 shares of common stock, at $1.30 per share, as part of a Regulation D offering.

From January to March 2018, the Company issued 855,860 shares of its common stock from the conversion of warrants, at $1.10 per share, resulting in proceeds of $942,000, and 316,050 shares of common stock on the conversion of 316 shares of Series-A preferred shares.

From January to March 2018, the Company issued 465,000 shares of its common stock as payment for the receipt of outside professional services.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

As of March 31, 2018, we have two directors. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Lien	Director	34	June 23, 2015
Alvin Hao	Director	35	June 23, 2015

Executive Officers

As of March 31, 2018, we have four Executive Officers. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Lien	Chairman, President, CEO, Chief Financial Officer	34	June 23, 2015
Alvin Hao	Executive Vice-President	35	June 23, 2015
Stanley Teeple	Chief Compliance Officer, Secretary, Sr. VP	65	December 27, 2017
Tiffany Davis	Chief Operating Officer	39	February 21, 2018

On January 6, 2017, the company extended an offer to Dennis G. Forchic to become CEO. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. On February 5, 2018, the Company terminated its employment agreement with Mr. Forchic.

Business Experience

The following is a brief account of the education and business experience for at least the past five years of our directors and our executive officers, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Officers and Directors

Alan Lien, is co-founder, Chairman, President, Director, Chief Financial Officer, Secretary and Treasurer. Mr. Lien is responsible for setting the sales, product development, product strategy, and input on the strategic direction of the Company. He leads the manufacturing, development and sourcing of Solis Tek products and setting up company infrastructure. From 2006 to 2009, Mr. Lien was the Chief Operating Officer for A&A Lien Enterprise, a trading company located in Taipei Taiwan. A&A Lien Enterprise is a 20-year-old trading company with focus in sporting equipment. Among the well-known customers that were served by A&A Enterprise, and by Mr. Lien in particular, were Mitre, Umbro, Diadora, Louisville Slugger, Franklin, Diamond and more. During the four year tenure as the Chief Operating Officer for A&A, Mr. Lien supervised the development of new manufacturer relations, purchasing, quality control, trade show supervision, as well as developing new customer accounts. Mr. Lien received his BS in Marketing from Monmouth University in 2006.

Alvin Hao, is co-founder, Director, and Executive Vice President. Mr. Hao has broad knowledge of the hydroponics industry, including aspects of hardware and years of gardening experience. Mr. Hao is responsible for creating and maintaining corporate infrastructure, oversee daily operations, sales, and financial planning, lead marketing strategy, He received his BS in Business Administration and Marketing from California State University Long Beach in 2007.

Stanley L. Teeple is currently the Corporate Compliance Officer, Secretary, and Senior Vice President of Solis Tek, Inc. During the last 18 months, as President of Stan Teeple, Inc. Mr. Teeple has provided services on a consulting basis as Chief Compliance Officer and Secretary for Solis Tek, Inc. Previously Mr. Teeple was Chief Financial Officer for Indigo-Energy, Inc. a publicly traded company in the oil and gas exploration business from 2006 through 2012, as Interim Chief Financial Officer for Versant International, Inc. an investment holding company during 2013, and as Chief Financial Officer for Element Renewal, a private water treatment company during 2014-2015. Over the last 30 years Stan has held numerous senior management positions in a number of public and private companies across a broad spectrum of industries. Additionally, he has operated and worked for various court appointed trustees and principals as CEO, COO, and CFO in the entertainment, pharmaceuticals, food, travel, and tech industries. Prior to becoming an officer and employee of Solis Tek, Inc. he operated his consulting business on a project-to-project basis, and has held various other directorships. His businesses operational strengths include knowing how to manage and maximize the resources and preserve the integrity of a company from start-up through to maturity.

Tiffany Davis is the Chief Operating Officer. Ms. Davis has had 19 years of experience as a financial professional working in both Management Consulting and Private Equity. She has held several key leadership positions in accounting, finance, and operations. She has extensive experience in supply chain functionality, financial and operational due diligence, cash flow forecasting, financial statement analysis, development and value retention in a number of industries including most recently in the cannabis industry. From 2016 through 2017, Ms. Davis has worked as a senior executive for a US based cannabis consulting group supporting legal grows, assisting in license applications, developing programs for cultivators, business structuring for medical dispensaries including developing M&A opportunities and initiation of several start-up ventures. Beginning in 2012 into 2016 Ms. Davis worked as a Group Vice President for a US based private equity group, performing due diligence tasks resulting in placing hundreds of millions of dollars in creative investment and debt instruments for appropriate investment opportunities. From 2009 to 2011 Ms. Davis was a Manger of Corporate Advisory for Grant Thornton, one of the Big 6 worldwide accounting firms, again in accounting and supply chain services during the automotive crisis in the US, specifically on the Chrysler turnaround project. From 2005-2008 Ms. Davis worked for an international technology sector company with $500 million in revenues as a Vice President of Special Projects for an automobile parts sourcing project in India from the Company headquarters in Chicago, Il. Ms. Davis received her B.S. from DePaul University in 2002 and a MBA from University of Chicago Graduate School of Business in 2009.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation Overview

Historically, our executive compensation program has reflected our growth and development-oriented corporate culture. As of December 31, 2017, the compensation of our executive officers has consisted of a base salary. Our executive officers and all salaried employees are also eligible to receive health and welfare benefits.

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

On January 6, 2017, the Company extended an offer to Dennis G. Forchic to become Chief Executive Officer. Mr. Forchic accepted the offer and an Employment Agreement was executed on March 27, 2017, to take effect retroactively to January 6, 2017. As part of the Employment Agreement, the Company issued a total of 5,411,765 shares valued at $2,760,000, allowed Mr. Forchic to purchase an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $3,060,000, which was recorded as stock compensation expense. In addition, Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share (the “Forchic Options”), with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next two years. The options were valued at $835,767 using a Black Scholes options pricing model.

On February 5, 2018, the board of directors of the Company discharged Dennis G. Forchic as the Chief Executive Officer of the Company. The board of directors removed Mr. Forchic because of the board determined that Mr. Forchic’s leadership and management of the Company was incompatible with the majority of the Founding Directors’ plans and expectations for the Company. On February 8, 2018, shareholders holding a majority of the issued and outstanding common shares entitled to vote at a meeting of shareholders, executed a Written Consent to remove Mr. Forchic as a director of the Company, pursuant to Nevada Revised Statutes 78.320.

In accordance with the terms of his Employment Agreement: (i) all of the Forchic Options were immediately vested; (ii) the Company will pay Mr Forchic at the annual rate of $162,000 per annum, from through the fourth anniversary date of the Employment Agreement; and, (iii) the Company will reimburse Mr. Forchic for each month until the fourth anniversary of January 6, 2017, an amount equal to 50% of Employee’s health care coverage, to the extent such coverage was in place as at February 5, 2018.

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

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to each individual who served as our Chief Executive Officer and Chief Operating Officers at any time during the last completed fiscal year. There were only three individuals who were serving as Executive Officers at the end of the last completed fiscal year for services rendered in all capacities to us for the years ended December 31, 2017 and 2016. These individuals were our named executive officers of Solis Tek Inc. for 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Lien, Director, CEO, Pres.	2017	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500
and CFO	2016	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500

Alvin Hao, EVP and	2017	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500
	2016	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500

Dennis G. Forchic, Former CEO (a)	2017	162,000	N/A	2,760,000	835,767	N/A	N/A	300,000	4,057,767

Stanley Teeple, Chief Compliance Officer (b)	2017	-	N/A	1,710,000	N/A	N/A	N/A	N/A	1,710,000

(a)	On January 6, 2017, the company extended an offer to Dennis G. Forchic to become CEO. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. As part of the Employment Agreement, the Company issued a total of 5,411,765 shares valued at $2,760,000. Mr. Forchic was also granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next three years. The options were valued at $835,767 using a Black Scholes options pricing model and will be amortized as an expense over the vesting period. Mr. Forchic purchased an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $300,000, which was recorded as stock compensation expense. On January 6, 2017, the Company extended an offer to Dennis G. Forchic to become CEO. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. On February 14, 2018, the Company terminated its employment agreement with Mr. Forchic.

(b)	On December 27, 2017, the Company entered into a four year employment agreement with Stanley L. Teeple as it Chief Compliance Officer, Secretary, and Sr. VP. Mr. Teeple is to receive an annual salary of $145,000 and is entitled to receive 1,000,000 shares of the Company’s common stock, valued at $1,710,000 of which 250,000 immediately vested and were issued on the signing of the employment agreement and 250,000 shares vest each year on the anniversary date of the employment agreement. Prior to the date of employment with the Company, Mr. Teeple was a consultant to the Company.

Director Compensation

Employees of the Company who also serve as directors do not receive additional compensation for their performance of services as directors. For 2017 and 2016, directors of the Company did not receive additional consideration for their service as directors.

Option Plan

There are no stock option plans or common shares set aside for any stock option plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 2, 2018 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Percent of Class(1)
Alan Lien Director, Chairman, President, CFO, 16926 S. Keegan Ave. Unit A, Carson, CA 90746	Common Stock	10,000,002	24.3%

Alvin Hao Director and EVP 16926 S. Keegan Ave. Unit A, Carson, CA 90746	Common Stock	10,000,002	24.3%

Dennis G. Forchic (a) 16926 S. Keegan Ave. Unit A, Carson, CA (a)	Common Stock	6,196,079	16.9%

Stanley L. Teeple CCO, Secretary Sr. VP 16926 Keegan Ave, Unit A, Carson, CA 90746	Common Stock	250,000

Tiffany N. Davis COO 16926 Keegan Ave, Unit A, Carson, CA 90746	Common Stock	250,000

All Directors, 5% shareholders and Officers (as a group)	Common Stock	26,696,083	64.8%

(a)	Mr. Forchic owns 6,196,079 common shares and 1 Warrant to purchase 300,000 common shares at $0.60 per share. On February 5, 2018, the Company terminated its employment agreement with Mr. Forchic.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Amounts Due to Officers/Shareholders

On July 1, 2012, the Company entered into notes payable agreements with two of its officers/shareholders. The maximum borrowings allowed under each individual note are $200,000. Through December 31, 2013, each note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the notes was reduced to 8% per annum. The notes are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at December 31, 2017 and 2016. There was no interest paid to the officers/shareholders relating to the notes for the years ended December 31, 2017 and 2016. Interest expense on the notes for the years ended December 31, 2017 and 2016 was $15,600 and $15,643, respectively.

On May 9, 2016, the Company also entered into notes payable agreements with these two officers/shareholders to borrow $300,000 under each individual note. These notes mature on May 31, 2018 and bear an interest at 8%. The interest is accrued and payable on May 31, 2018. The Company has the right to prepay all or any portion of the Principal amount and all accrued interest thereon at any time before maturity date without any prepayment penalty. As of both December 31, 2017 and 2016, a balance of $600,000 was outstanding under these notes. Interest expense under these notes for the years ended December 31, 2017 and 2016 was $48,000 and $31,167, respectively.

As of December 31, 2017 and 2016, the Company also owed the same two officers/shareholders as noted above an additional $146,534 and $134,088, respectively. Included in the balances were short-term loans from the two officers/shareholders to the Company totaling $3,297 and $3,297 as of December 31, 2017 and 2016, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable described above, which totaled to $65,222 and $68,472 at December 31, 2017 and 2016, respectively. Also included is $29,580 and $62,319 of unpaid compensation, which was owed to the officers/shareholders at December 31, 2017 and 2016, respectively.

Supplier (Former Related Party)

A family member of an officer/shareholder owned a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the years ended December 31, 2017 and 2016 totaled approximately $3,805,248 and $3,119,000, respectively. The Company believes purchase prices from this vendor approximated what the Company would have to pay from an independent third party vendor. In 2017, the Company determined that due to a change in relationship status, this vendor that was formerly considered a related party, was deemed to no longer be a related party. At December 31, 2017 and 2016, the Company owed the former related party $381,457 and $1,083,764, respectively. At December 31, 2017, the Company had made advanced deposit payments to this vendor for $735,730, which will be applied to purchased inventory upon delivery.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended December 31, 2017 and 2016:

Fees	2017	2016
Weinberg & Company, CPAs

Audit fees	$94,232	$98,775
Audit Related Fees		-
Tax fees	23,135	15,385
All other fees		-

Total Fees	$117,367	$114,160

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

Item 15. EXHIBITS

Exhibit Number	Ref	Description of Document
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99	*	Employment agreement with Chief Compliance Officer.

99.1	*	Employment agreement with Chief Operating Officer.

101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer
April 2, 2018

