Form 10-Q
period 2018-03-31
Solis Tek, Inc./NV
filed 2018-05-15
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52446

SOLIS TEK INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

853 Sandhill Ave

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

The number of shares of registrant’s common stock outstanding as of April 30, 2018 was 43,576,564.

FORM 10-Q

SOLIS TEK INC. AND SUBSIDIARIES

MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SOLIS TEK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$1,222,553	$967,943
Accounts Receivable, net of allowance for doubtful accounts and returns of $285,013 and $396,499	358,068	417,484
Inventories, net	2,032,995	1,684,463
Advances to suppliers – formerly a related party	540,050	735,730
Prepaid expenses and other current assets	150,275	134,374
Total current assets	4,303,941	3,939,994

Property and equipment, net	120,333	138,243
Other assets	52,980	37,980
TOTAL ASSETS	$4,477,254	$4,116,217

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,253,797	$1,124,349
Due to former related party vendor	274,125	381,457
Note payable - related parties	800,000	1,145,000
Convertible note payable, current portion, net of discount of $1,263,889 and $1,055,556, respectively	486,111	194,444
Due to related parties	113,103	146,534
Capital lease obligations, current portion	6,074	9,665
Loans payable, current portion	6,429	8,476
Total Current Liabilities	2,939,639	3,009,925

Loans payable, net of current portion	17,481	17,481
Convertible note payable, net of current portion, net of discount of $0 and $500,000, respectively	-	-
Notes payable related parties, net of current portion
Derivative liability	2,808,041	7,415,000
Total liabilities	5,765,161	10,442,406

Series-A Convertible Preferred Shares, net of discount of $50,000 and $351,000, no par value, 50,000 and 351,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,230,982 and 38,522,034 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	41,231	38,522
Additional paid-in-capital	14,483,968	9,077,690
Accumulated deficit	(15,813,106)	(15,442,401)
Total Shareholders’ Deficit	(1,287,907)	(6,326,189)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,477,254	$4,116,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)

Sales	$1,011,749	$2,901,826
Cost of goods sold (including $412,722 and $1,465,996 from a former related party)	533,925	1,781,304
Gross profit	477,824	1,120,522

Operating expenses
Selling, general and administrative expenses	3,448,271	4,764,655
Research and development	51,878	82,770
Total operating expenses	3,500,149	4,847,425

Loss from operations	(3,022,325)	(3,726,903)

Other income (expenses)
Financing costs	(607,717)	-
Change in fair value of derivative liability	2,630,052	-
Gain on extinguishment of derivative liability	674,254	-
Interest expense (including $22,913 and $23,622 to related parties)	(44,969)	(24,171)
Total other income (expenses)	2,651,620	(24,171)

Loss before income taxes	(370,705)	(3,751,074)

Provision for income taxes	-	913

Net loss	$(370,705)	$(3,751,987)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	39,994,645	36,388,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	38,522,034	$38,522	$9,077,690	$(15,442,401)	$(6,326,189)

Net proceeds from sale of common stock	821,538	822	1,067,178		1,068,000

Fair value of common stock issued for services	465,000	465	717,735		718,200

Fair value of common stock issued to employees	250,000	250	500,167		500,417

Shares issued on exercise of warrants	856,360	856	941,140		941,996

Shares issued on conversion of Series-A Convertible Preferred Shares	316,050	316	315,734		316,050

Extinguishment of derivative liability			1,302,653		1,302,653

Fair value of vested stock options			561,671		561,671

Net loss				(370,705)	(370,705)

Balance, March 31, 2018 (Unaudited)	41,230,982	$41,231	$14,483,968	$(15,813,106)	$(1,287,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC.

CONDENSED CONSOLIDATED STAEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Month Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(370,705)	$(3,751,987)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	(111,486)	52,487
Provision for inventory reserves	(4,640)	-
Depreciation and amortization	17,910	17,745
Fair value of vested stock options	561,671
Fair value of common stock issued for services	718,200	3,663,154
Fair value of common stock issued to employees	500,417	-
Financing costs	607,717	-
Change in the fair value of derivative liability	(2,630,052)	-
Gain on extinguishment of derivative liability	(674,254)	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	170,902	(710,169)
Inventories	(343,892)	865,984
Advances to suppliers	195,680	(192,857)
Prepaid expenses and other	(15,902)	(2,254)
Other assets	(15,000)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	129,448	183,461
Due to former related party vendor	(107,332)	(661,238)
Due to related parties	(33,431)	3,422
Net cash used in operating activities	(1,404,749)	(532,252)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(3,200)
Net cash used in investing activities	-	(3,200)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,068,000	400,000
Proceeds from exercise of warrants	941,996	-
Proceeds from notes payable related parties	-	300,000
Payments on notes payable related party	(345,000)	(20,000)
Payments on capital lease obligations	(3,591)	(3,355)
Payments on loans payable	(2,046)	(2,039)
Net cash provided by financing activities	1,659,359	674,606

Net increase in cash	254,610	139,154
Cash beginning of period	967,943	275,783
Cash end of period	$1,222,553	$414,937

Interest paid	$56,344	$10,999
Taxes paid	$-	$-

Non-Cash Financing Activities
Extinguishment of derivative liability	$1,302,653	$-
Common shares issued upon conversion of Series A preferred	$316,500	$-

The accompanying notes are integral part of these condensed consolidated financial statements

SOLIS TEK INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Solis Tek Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Overview of Business

The Company is a vertically integrated technology innovator, developer, manufacturer and distributor focused on bringing products and solutions to commercial cannabis growers in both the medical and recreational space in legal markets across the U.S. For nearly a decade, growers have used the Company’s lighting solutions to increase yield, lower costs and grow better to maximize their return on investment. More recently the Company’s Zelda Horticulture nutrient division has provided an expanding product mix to the Company’s offerings. The Company’s customers include retail stores, distributors and commercial growers in the United States and abroad.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2018, the Company incurred an operating loss of $3,022,325, used cash in operations of $1,404,749 and had a stockholders’ deficit of $1,287,907 as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2018, the Company had cash on hand in the amount of $1,222,553. Subsequent to March 31, 2018, the Company entered in Standby Equity Distribution Agreement that may provide it with additional funds (See Note 12). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Solis Tek East Corporation (“STE”), an entity incorporated under the laws of the State of New Jersey and Zelda Horticulture, Inc. (“Zelda”), and entity incorporated under the laws of the State of California. Intercompany transactions and balances have been eliminated in consolidation.

Loss per Share Calculations

Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

For the three months ended March 31, 2018, options to acquire 3,000,000 shares of common stock, warrants to acquire 900,000 shares of common stock, and 1,947,826 shares to be issued upon conversion of our convertible notes and preferred stock have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive. For the three months ended March 31, 2017, options to acquire 3,000,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at March 31, 2017, as their effect would have been anti-dilutive.

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

Revenue Recognition

In September 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU No. 2014-09) regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. The ASU became effective January 1, 2018. Due to the nature of the products sold by the Company, the adoption of the new standard has had no quantitative effect on the financial statements. However, the guidance requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

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

Under the new guidance, revenue is recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

All products sold by the Company are distinct individual products and consist of advanced energy efficient indoor horticulture lighting, plant nutrient products, and ancillary equipment. The products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time.

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of March 31, 2018, and December 31, 2017, the Company recorded a reserve for returned product in the amount of $107,699 and $112,339, respectively, which reduced the accounts receivable balances as of those periods.

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2018 and December 31, 2017, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the three months ended March 31, 2018 and 2017, its ballasts, lamps and reflectors, which comprised the majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a former related party (see Note 4).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. Two customers accounted for 19% and 17% of the Company’s revenue for the three months ended March 31, 2018, and as of March 31, 2017, one customer accounted for 12% of the Company’s revenue. Shipments to customers outside the United States comprised 3.8% and 0.3% for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, two customers accounted for 16.9% and 18.6%, respectively, of the Company’s trade accounts receivable balance, and as of December 31, 2017, four customers accounted for 17.1%, 14.8%, 14.5% and 14.3%, respectively, of the Company’s trade accounts receivable balance.

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

The fair value of the derivative liabilities of $2,808,041 and $7,415,000 at March 31, 2018 and December 31, 2017, respectively, were valued using Level 2 inputs.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Machinery and equipment	$234,706	$234,706
Computer equipment	12,448	12,448
Furniture and fixtures	97,451	97,451
Leasehold improvements	7,000	7,000
	351,605	351,605
Less: accumulated depreciation and amortization	(231,272)	(213,362)
Property and equipment, net	$120,333	$138,243

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $17,910 and $17,745, respectively.

Property and equipment include assets acquired under capital leases of $64,632 and $64,632 at March 31, 2018 and December 31, 2017, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Supplier (Former Related Party)

A family member of an officer/shareholder owned a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the three months ended March 31, 2018 and 2017, totaled approximately $830,000 and $848,000, respectively. The Company believes purchase prices from this vendor approximated what the Company would have to pay from an independent third party vendor. In 2017, the Company determined that due to a change in relationship status, this vendor that was formerly considered a related party, was deemed to no longer be a related party. At March 31, 2018 and December 31, 2017, the Company owed the former related party $274,125 and $381,457, respectively. At March 31, 2018, and December 31, 2017, the Company had made advanced deposit payments to this vendor for $540,050 and $735,730, respectively, which will be applied to purchase inventory upon delivery.

Due to Related Parties

As of March 31, 2018, and December 31, 2017, the Company owed related parties $113,103 and $146,534, respectively. The balances are primarily interest owed on notes payable to related parties (see Note 5). During the three months ended March 31, 2018, the company added $22,913 of additional accrued interest and made interest payments of $56,344.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Notes payable to officers/shareholders (a)	$-	$195,000
Notes payable to officers/shareholders (b)	600,000	600,000
Notes payable to related parties (c)	150,000	300,000
Notes payable to related parties (d)	50,000	50,000
Total	$800,000	$1,145,000

a.	On July 1, 2012, the Company entered into note payable agreements with Alan Lien and Alvin Hao, two of its officers and shareholders at that time. The maximum borrowings allowed under each individual note was $200,000. The notes are unsecured, bear interest at a rate of 8% per annum, and are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at December 31, 2017. During the three months ended March 31, 2018, the Company made payments of $195,000 and the notes were retired.

b.	In May 2016, the Company entered into two separate notes payable agreements with Mr. Lien and Mr. Hao. Under each of the agreements, the Company borrowed $300,000 from each Mr. Lien and Mr. Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was due on the combined notes at March 31, 2018 and December 31, 2017, respectively.

c.	In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of one of the directors of the Company. The notes are unsecured, payable on demand and carry an interest of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017. During the three months ended March 31, 2018, the Company made payments of $150,000, leaving a balance of $150,000 at March 31, 2018.

d.	The Company entered into note agreements with relatives of one of the Company’s officer/shareholders. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 and $50,000 was due on the loans as of March 31, 2018 and December 31, 2017, respectively.

Interest expense on the notes to related parties for the three months ended March 31, 2018 and 2017, was $22,913 and $23,622, respectively. Interest paid to the related parties during the three months ended March 31, 2018 and 2017, amounted to $56,344 and $10,200, respectively. Accrued interest included in amounts due to related parties at March 31, 2018 and December 31, 2017, was $113,103 and $146,534, respectively.

NOTE 6 – LOANS PAYABLE

Loans payable consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Automobile loans	$23,910	$25,957
Less: current portion	(6,429)	(8,476)
Non-current portion	$17,481	$17,481

In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $23,910 and $25,957 was owed on the loans as of March 31, 2018 and December 31, 2017, respectively.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

Convertible note payable consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

YA II PN, Ltd. Advisors Global, LP	$1,750,000	$1,750,000
Less debt discount	(1,263,889)	(1,555,556)
Convertible note payable, net	$486,111	$194,444

On November 8, 2017, the Company issued a secured convertible debenture (the “Note”) to YAII PN, LTD. (“YPL”) in the principal amount of $1,750,000 with interest at 5% per annum (15% on default) and due 18 months from closing. The Note is secured by all the assets of the Company and its subsidiaries. The Note Conversion Price is convertible into common stock of the Company at $1.00 per share (the “Conversion Price”). The Conversion Price may be adjusted by YPL on the earlier of (a) the 90-day anniversary of the closing with effectiveness of a registration statement or (b) the 180-day anniversary of the closing to a 20% discount to the lowest daily Volume Weighted Average Price (VWAP) over the prior 10 trading days, if lower than $1.00 per share (“Ownership Cap”). Subject to the Ownership Cap, the Note will automatically convert if the Company’s stock has traded 250% above the Conversion Price for a period of 20 consecutive trading days provided that the shares can be sold pursuant to an effective registration statement or Rule 144 without any limitations, and the Company’s common stock has an average daily trading value of $350,000 per day for a period of 20 consecutive trading days. As part of the issuance, the Company also granted YPL a 5-year warrant to purchase 1,137,500 shares of the Company at $1.10 per share

The Company will repay the outstanding principal of the Note in equal installments of $250,000 per month starting on September 1, 2018 either in cash by paying the installment amount plus the Redemption Premium or in kind through conversion into free trading common stock at a price equal to the less of (i) the Fixed Conversion Price, or (ii) a 20% discount to the lowest daily VWAP of the Common Stock during the 10 trading days prior to the payment date (or any combination of cash and stock). The Company will not be required to make a monthly installment payment if the 10-day lowest VWAP is at or above 125% of the then effective Conversion Price. YPL will have the option to defer any monthly installment payment to the maturity date at its sole discretion. The stock component of each monthly installment payment will be limited to 300% of the average daily dollar traded value over the previous 10 trading days. The Company may redeem in cash amounts owed under the Note prior to the maturity date by providing YPL with 10 business days advance note provided that the common stock is trading below the conversion price at the time of the redemption note. The Company shall pay the Redemption Premium equal to the percentage of the principal amount being redeemed as follows: 10% for first 180 days following the closing, 15% for day 181 to 360 following the closing; and 20% for day 361 to the maturity date.

The Company paid 5% of aggregate funding as commitment fee to YPL and $15,000 towards due diligence and structuring fee. The Company netted $1,647,500 after fee and expenses of $102,500.

The Company determined that since the conversion floor had no limit to the conversion price, that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. Furthermore, the Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As such, the Company determined that the conversion feature and the warrants created a derivative with a fair value of $3,767,724 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the note of $1,750,000 as a valuation discount to be amortized over the life of the note, and the excess of $2,017,724 being recorded as a finance cost during the year ended December 31, 2017.

During the three month ended March 31, 2018, amortization of debt discount was $291,667 and was recorded as a financing cost. The unamortized balance of the debt discount was $1,263,889 and $1,555,556 as of March 31, 2018 and December 31, 2017, respectively.

Subsequent to March 31, 2018, YPL (See Note 12), notified the Company in writing that it elected to convert all remaining outstanding principal and interest accrued and otherwise payable under the Debenture, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the Conversion of the Debenture, the Company issued an aggregate of 1,788,082 shares of its Common Stock to the Investor and the Debenture and the Security Agreement were both terminated and all security interest and liens under the Security Agreement were released and terminated.

NOTE 8 – SERIES-A CONVERTIBLE PREFERRED STOCK AND WARRANTS

Series-A Convertible Preferred Shares consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

5% Series-A preferred stock, $0.0001 par value, 50,000 and 351,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	$50,000	$351,000
Discount relating to fair value of conversion feature and warrants granted upon issuance	(50,000)	(351,000)
Preferred stock	$-	$-

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

October 24, 2017 FirstFire Global Opportunities Fund LLC (“FirstFire”) purchased 117 Units which consisted of 351,000 shares of Series-A preferred stock and Warrants to purchase 283,140 shares of common stock for $351,000. The Company received a total of $295,410 after fees and expenses. The Series-A offering was terminated after this issuance.

The Series-A will automatically convert into common shares if (i) the Company’s Common Stock trades at a price equal to or greater than 250% of the Series-A Conversion Price for ten (10) consecutive Trading Days, (ii) the Conversion Shares are eligible for resale pursuant to an effective registration statement or Rule 144 without any limitations, and (iii) the average trading volume for the Company’s Common Stock during the same ten (10) consecutive Trading Day period is equal to or greater than 125,000 shares of the Company’s Common Stock, then all outstanding shares of Series-A Preferred Stock shall, automatically, and without the payment of additional consideration by the Series-A Investor, and without any notice to the Series-A Investor be converted into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Stated Value per share plus accrued and unpaid dividends thereon by the Series-A Conversion Price then in effect. The purchase of the Series-A had registration rights to have the Company register the underlying common shares, and such registration statement was declared effective in January 2018. As part of the offering, the Company also granted First Fire a right to refuse or participate in any future debt or equity offering. The registration statement was filed in December 2017 and declared effective in January 2018.

As part of the issuance, the Company initially granted warrants to purchase 226,512 shares of common stock to FirstFire. The Company subsequently issued 56,628 additional warrants to First Fire as part of the offering, bringing the total warrants issued to them to 283,140. The warrants are exercisable at $1.25 per share and will expire in five years. The exercise price, and the number of warrants to be issued, are subject to adjustment. The exercise price of the warrants is subject to a reset provision (down round protection) in the event the Company issues similar debt or equity instruments with a price lower than $1.25 per share. The number of warrants shall also be increased upon the occurrence of certain events.

The Company considered the accounting guidance and determined the appropriate treatment is to account the Series-A conversion feature as a liability since the instrument is convertible into a variable number of shares (i.e. the conversion price continuously reset) and that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. Furthermore, the Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As such, the Company determined that the conversion feature of the Series-A preferred stock had a fair value of $564,000 at issuance, and the fair value of 283,140 warrants had a fair value of $338,358 at issuance, which created a derivative with an aggregate fair value of $902,358 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the preferred as a reduction of the fair value of the preferred stock of $295,410, and the excess of $606,948 was recorded as a deemed dividend and a charge to paid in capital during the year ended December 31, 2017.

In November 2017, FirstFire informed the Company that it was exercising its right to participate in the YPL debt offering described in Note 7. However, YPL refused and threatened to back out of the offering if FirstFire was included in it. The YPL debt offering was consummated without FirstFire. In December 2017, as a settlement with FirstFire for not to exercising its right to participate in the YPL debt offering, the Company granted FirstFire warrants to purchase 166,860 shares of common stock at $1.00 per share. The warrant contained “down-round/reset” provisions (both exercise price and number of shares) in the event the Company issues similar instrument at a price lower than $1.25 per shares, and as such, is subject to derivative liability accounting. The Company determined that the issuance of these additional warrants was part of a negotiated settlement with FirstFire, and recorded the fair value of the warrant of $199,000 as a liability and as a financing cost during the year ended December 31, 2017.

The Company also considered the guidance of ASC 480-10-S99-3A, and determined that as redemption is outside control of the issuer as the conversion price not fixed, such preferred shares should be recognized outside of permanent equity.

During the three-month ended March 31, 2018, amortization of the discount relating to fair value of conversion feature and warrants granted upon issuance was $301,000 and was recorded as a financing cost. The unamortized balance of the discount was $50,000 and $351,000 as of March 31, 2018 and December 31, 2017.

During the three months ended March 31, 2018, 301,000 Series-A shares were converted into 316,050 shares of the Company’s common stock (See Note 10).

Subsequent to March 31, 2018, the Company received a Notice of Conversion from the Series A-Investor (see Note 12), pursuant to which the Series-A Investor elected to convert all of the remaining outstanding Series-A into common shares of the Company. Upon the conversion of the balance of the Series-A, the Company issued 52,500 shares of common stock. Upon the conversion by the Series-A Investor, no Series-A were outstanding.

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

As of March 31, 2018, and December 31, 2017, the derivative liabilities were valued using a probability weighted average Monte Carlo pricing model with the following assumptions:

	March 31, 2018	December 31, 2017

Exercise Price	$0.94 – 1.10	$1.10 – 1.25
Stock Price	$1.11	$2.23
Risk-free interest rate	2.09 – 2.20%	1.76 – 2.20%
Expected volatility	101 - 169%	172%
Expected life (in years)	1.10 - 4.71	1.30 – 5.00
Expected dividend yield	0%	0%

Warrants	$1,047,900	$3,000,000
Convertible debt	1,665,980	3,633,000
Series-A Preferred Stock	94,161	782,000
Fair Value:	$2,808,041	$7,415,000

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

During the three months ended March 31, 2018, the Company recognized $2,630,052 as other income, which represented the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized $1,976,907 which represented the extinguishment of derivative liabilities, of which $674,254 was included in other income and the remaining $1,302,653 was recorded to additional paid-in-capital.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the three months ended March 31, 2018, the Company received proceeds of $1,068,000 from the issuance of 821,538 shares of common stock, at $1.30 per share, as part of a Regulation D offering.

Common shares issued for services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis, accounting, and, sales and marketing activities. In accordance with these agreements, the Company agreed to issue an aggregate of 2,287,000 shares of common stock, of which 1,427,000 were issued as of December 31, 2017. During the period ended March 31, 2018, 465,000 shares were issued to the Consultants for the services rendered during the three months ended March 31, 2018. The Company accounted for the aggregate fair value of the shares of common stock issued to Consultants in accordance with current accounting guidelines and determined the aggregate fair value of these shares to be $718,200 based on the trading prices per share of the Company’s stock at every issuance date. As there were no performance commitment and shares issued were nonrefundable, the Company recognized the full amount of the fair value of the common stock issued as stock-based compensation expense on its Condensed Consolidated Statements of Operations for the three months ended March 31, 2018. As of March 31, 2018, 395,000 common shares valued at $439,000 remain to be issued.

Common shares issued to employees for services

Employment Agreements:

Chief Operating Officer - On February 14, 2018, the Company entered into a three-year employment agreement with Tiffany Davis as the Company’s Chief Operating Officer. As part of the Employment Agreement, Ms. Davis was granted 1,000,000 shares of the Company’s common stock of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,340,000, of which $335,000 was recorded as stock-based compensation expense during the three-month ended March 31, 2018, and the remaining $1,005,000 is being amortized ratably over the three year vesting period, of which $41,875 was recorded as stock-based compensation expense during the three months ended March 31, 2018. As of March 31, 2018 the amount of unearned compensation relating to the vesting of shares to be recognized in future periods was $963,125.

Chief Compliance Officer - On December 27, 2017, the Company entered into a four year employment agreement with Stanley L. Teeple as the Company’s Chief Compliance Officer. As part of the Employment Agreement, Mr. Teeple was granted 1,000,000 shares of the Company’s common stock of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,710,000, of which $427,500 was recorded as stock-based compensation during the year ended December 31, 2017 and $1,282,000 is being amortized ratably over the three year vesting period, of which $106,875 was recorded as stock-based compensation during the three months ended March 31, 2018. As of March 31, 2018 the amount of unearned compensation relating to the vesting of shares to be recognized in future periods was $1,175,125.

Other - In November 2015, the Company entered into a four-year employment agreement with one of its employees in which the employee was granted 500,000 shares of the Company’s common stock. The shares vest equally in six-month periods over the four years. The fair value of the shares on the date of grant was $400,000, which was being amortized ratably over the four-year service period. This employee was terminated February 27, 2018, and the remaining 250,000 share obligation ceased. The amount amortized as stock-based compensation expense during the three months ended March 31, 2018 and 2017, was $16,667 and $25,000, respectively.

Former Chief Executive Officer

On January 6, 2017, the company extended an offer to Dennis G. Forchic to become the Company’s Chief Executive Officer. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. As part of the Employment Agreement, the Company issued a total of 5,411,765 shares valued at $2,760,000. In addition, Mr. Forchic purchased an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $300,000, which was recorded as stock compensation expense during the three months ended March 31, 2017. In addition, Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next three years. The options were valued at $835,767 using a Black Scholes options pricing model and was being amortized as an expense over the vesting period. The amount amortized as stock-based compensation expense during the three months ended March 31, 2018 and 2017, was $16,667 and $25,000, respectively.

On February 5, 2018, the Company terminated its employment agreement with Mr. Dennis G. Forchic, its Chief Executive Officer and a member of the Company’s Board of Directors. On February 8, 2018 by an action by consent of a majority of shareholders, Mr. Forchic was removed as a member of the Company’s Board of Directors. In accordance with the severance terms of his Employment Agreement: (i) all of the 3,000,000 Options previously granted to Mr. Forchic were immediately vested; (ii) the Company will pay Mr. Forchic at the annual rate of $162,000 per annum, from February 5, 2018 through the fourth anniversary date of the Employment Agreement; and, (iii) the Company will reimburse Mr. Forchic for each month until the fourth anniversary of January 6, 2017, an amount equal to 50% of Employee’s health care coverage, to the extent such coverage was in place as at February 5, 2018.

During the three months ended March 31, 2018, the Company recorded a charge of $983,310 which was comprised of $534,310 of stock-based compensation related to the immediate vesting of 2,000,000 previously unvested stock options, and $449,000 related to Mr. Forchic’s remaining salary obligation. The total charge of $983,310 is included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements.

Common shares issued on the conversion of warrants

During the three months ended March 31, 2018, the Company issued 856,360 shares of its common stock on the conversion of warrants, at $1.10 per share, resulting in proceeds of $941,996.

Common shares issued on the conversion of Series-A Convertible Preferred Shares

During the three months ended March 31, 2018, the Company issued 316,050 shares of its common stock on the conversion of 301 Series-A Convertible Preferred Shares (see Note 8).

Summary of Stock Options

A summary of stock options for the three months ended March 31, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2017	3,000,000	$0.60
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, March 31, 2018	3,000,000	$0.60
Balance exercisable, March 31, 2018	3,000,000	$0.60

Information relating to outstanding stock options at March 31, 2018, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.60	3,000,000	4.00	$0.60	3,000,000	$0.60

On February 5, 2018, the Company terminated its employment agreement with Mr. Forchic, and per the terms of the employment agreement, 2,000,000 unvested option immediately vested, resulting in a stock-based compensation charge of $534,310 during the three months ended March 31, 2018.

The Company recorded compensation expense pursuant to authoritative guidance provided by the ASC Topic 718 – Stock Compensation for the three months ended March 31, 2018 and 2017 of $561,671 and $65,154, respectively.

As of March 31, 2018, the Company no outstanding unvested options with future compensation costs. As of March 31, 2018, the outstanding and exercisable options had an intrinsic value of $1,530,000.

Summary of Warrants

A summary of warrants for the three months ended March 31, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2017	1,756,360	$1.10
Warrants granted	-	-
Warrants exercised	(856,360)	1.10
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2018	900,000	$1.10
Balance exercisable, March 31, 2018	900,000	$1.10

Information relating to outstanding warrants at March 31, 2018, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$1.10	900,000	4.61	$1.10	900,000	$1.10

As of March 31, 2018, the outstanding and exercisable warrants had an intrinsic value of $10,800.

NOTE 11- COMMITMENTS

Operating Leases

The Company leases office and warehouse facilities under two non-cancellable lease agreements, one in Southern California and one in New Jersey. The Southern California lease was initiated in September 2013 and expires August 31, 2020. During the three months ended March 31, 2018, the Company provided notice to vacate its existing facility in Southern California and signed a five-year lease, effective May 1, 2018, to relocate to a 17,640 square foot facility at 853 East Sandhill Avenue, Carson, CA 90746. The New Jersey lease was initiated in October 2014 and expires September 30, 2019 (see Note 12). Rent expense was $71,736 and $54,550 for the three months ended March 31, 2018 and 2017, respectively.

Capital Leases

The Company leases equipment under capital lease agreements. As of March 31, 2018, and December 31, 2017, the outstanding balance, due in 2018, of $6,074 and $9,665, respectively.

Technology License Agreement

The Company entered into a Technology License Agreement with an independent party. Under the agreement, the Company will pay the independent party a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of certain of the Company’s products above $1,428,571 per calendar year. For the three months ended March 31, 2018 and 2017, $0 and $14,685, respectively, was recorded as research and development expense under the agreement on the Condensed Consolidated Statements of Operations related to the minimum annual fee. A total of $140,713 and $190,713 was owed under the amended agreement at March 31, 2018 and December 31, 2017, respectively.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company received proceeds of $2,000,000 from YA II PN, comprised of $500,000 from the sale of 500,000 shares of common stock at $1.00 per share, and the issuance of a $1,500,000 secured promissory note due February 9, 2019, that accrues interest at 8%.

Standby Equity Distribution Agreement

On April 16, 2018, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA II PN, LTD. (the “SEDA Investor”), a Cayman Islands exempted company. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $25,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $1,000,000. For each share of common stock purchased under the SEDA, the SEDA Investor will pay 90% of the lowest volume weighted average price (“VWAP”) of the Company’s shares during the five trading days following our draw-down notice to the SEDA Investor . The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

In connection with the SEDA, the Company has issued to the SEDA Investor, a five-year Commitment Fee Warrant (the “Fee Warrant”) to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share.

The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable pursuant to the Standby Equity Distribution Agreement, the shares of common stock issuable pursuant to Fee Warrants. The Company cannot sell shares of common stock to the SEDA Investor under the Standby Equity Distribution Agreement until such registration statement is declared effective by the Securities and Exchange Commission.

Convertible Debenture Termination

Subsequent to March 31, 2018, Yorkville Advisors Global, LP (“YPL”) (see Note 7), notified the Company in writing that it elected to convert all remaining outstanding principal and interest accrued and otherwise payable under the Debenture, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the Conversion of the Debenture, the Company issued an aggregate of 1,788,082 shares of its Common Stock to the Investor. Upon the Conversion, the Debenture and the Security Agreement were both terminated in accordance with their respective terms effective as of April 18, 2018, and all security interest and liens under the Security Agreement were released and terminated.

Series A Preferred Stock Conversion

On April 24, 2018, the Company received a Notice of Conversion from the Series A-Investor (see Note 8), pursuant to which the Series-A Investor elected to convert all of the remaining outstanding Series-A into common shares of the Company. Upon the conversion of the balance of the Series-A, the Company issued 52,500 shares. Upon the conversion by the Series-A Investor, no Series-A were outstanding.

Common shares issued for services

Subsequent to March 31, 2018, the Company issued 505,000 shares for various consulting agreements with third party consultants pursuant to which these consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis, accounting, and, sales and marketing activities.

New Facility Lease

During the three months ended March 31, 2018, the Company provided notice to vacate its existing facility in Southern California and signed a five-year lease, effective May 1, 2018, to relocate to a 17,640 square foot facility at 853 East Sandhill Avenue, Carson, CA 90746.

Acquisition for Cannabis Cultivation and Processing Facility in Arizona

A. Option Agreement for Arizona Property

On April 19, 2018, Solis Tek Inc., (the “Company”) entered into an Option Agreement (the “Option”) with MSCP, LLC, a non-affiliated Arizona limited liability company (the “Lessor”), pursuant to which, a wholly owned subsidiary of the Company, (the “Company Subsidiary”), was granted an option to enter into a certain Lease Agreement (the “Lease”) for the real property, including the structure and all improvements, identified in the Option (the “Premises”). The Premises consists of 70,000 square feet of space and is to be used for the sole purpose of providing services related to the management, administration and operation of a cultivation and processing facility (“Facility”) on behalf of an Arizona limited liability company operating as a nonprofit organization (“Arizona Licensee”) which has been allocated a Medical Marijuana Dispensary Registration Certificate by the Arizona Department of Health Services (“AZDHS”). The activities within the Facility shall be limited to the cultivation, processing, production and packaging of medical marijuana (“MMJ”) and manufactured and derivative products which contain medical marijuana (collectively “MMJ Products”), with no right to sell or dispense any such plants or products. The Lease is for a 5-year initial term (the “Term”) with an option to renew for an additional 5 year term. The base rent for the initial year of the Term is $101,500.00 per month with additional pro-rata net-lease charges.

As consideration for the Option, the Company paid to Lessor, $160,000.00 (the “Deposit”). If the Company’s Subsidiary executes the Lease by May 19, 2018, the Deposit shall be treated as a security deposit and rent advance and governed in accordance with the terms and conditions of the Lease, and the Company will become a guarantor of the Company Subsidiary’s obligations under the Lease, on behalf of Arizona Licensee. If the Lease is not executed by the Company Subsidiary, the Deposit shall be deemed non-refundable.

B. Purchase of YLK Partners NV, LLC

On May 10, 2018, the Company entered into an Acquisition Agreement with the members, which in the aggregate, own 100% of the membership interests (the “Sellers”) in YLK Partners NV, LLC, a Nevada limited liability company (“YLK”). Pursuant to the Acquisition Agreement, in consideration of the Company acquiring all of the outstanding membership interests of YLK, the Company issued to the Sellers, a total of 5,000,000 warrants (the “Warrants”) to purchase 5,000,000 common shares, at an exercise price of $0.01 per share. The Warrants are exercisable until May 9, 2023.

The Sellers were

(a)	LK Ventures, LLC a Nevada limited liability company. One half of the membership interests of LK Ventures, LLC is owned by Alan Lien, Chief Executive Officer, President and a director of the Company, and the remaining one half is owned by a non-affiliated party. LK Ventures LLC received 2,250,000 Warrants under the Acquisition Agreement for the 45% membership interests held in YLK.
(b)	MDM Cultivation LLC, a Delaware limited liability company. The members of MDM Cultivation are affiliates of YA II PN, Ltd. and, D-Beta One EQ, Ltd., which presently hold (i) 2,258,382 shares of Solis Tek’s common stock, (ii) warrants to purchase 11,200,000 shares of the Company’s common stock and (iii) a Secured Promissory Note issued by Solis Tek in the original principal amount of $1.5 million. In addition, YA II PN, Ltd. and the Company are parties to that Standby Equity Distribution Agreement pursuant to which YA II PN, Ltd. has agreed to purchase up to $25.0 million of the Company’s common stock, subject to the terms and conditions thereof. MDM Cultivation owned 45% of the outstanding membership interests of YLK. MDM Cultivation was issued 2,250,000 Warrants under the Acquisition Agreement. As affiliates of MDM Cultivation, YA II PN, Ltd. and D-Beta One EQ, Ltd. will be deemed to be the beneficial owners of the 2,250,000 Warrants in addition to the other shares and warrants presently held by them.
(c)	Future Farm Technologies Inc of Vancouver British Columbia, Canada. Future Farm Technologies, Inc. was issued 500,000 Warrants under the Acquisition Agreement for the 10% membership interests held in YLK.

C. Cultivation Management Services Agreement

On January 5, 2018, a wholly owned subsidiary of YLK (the “YLK Subsidiary”) entered into a Cultivation Management Services Agreement (the “Management Agreement”) with an Arizona Licensee. The Arizona Licensee is authorized to operate a medical marijuana dispensary, one (1) onsite Facility and one (1) offsite Facility, to produce, sell and dispense medical marijuana and manufactured and derivative products which contain marijuana pursuant to Title 9; Chapter 17 of the Arizona Department of Health Services Medical Marijuana Program, (the “AZDHS Rules”) and A.R.S. § 36-2801 et seq., as amended from time to time (the “Act”) (collectively referred to herein as the “AMMA”). Pursuant to the Management Agreement, YLK Subsidiary will provide the management services for the offsite Facility, on behalf of the Arizona Licensee.

As consideration for the exclusive right of YLK Subsidiary to manage Arizona Licensee’s Facility, pursuant to the Management Agreement; (i) YLK Subsidiary paid $750,000 to the Arizona Licensee; (ii) agreed to pay an additional $250,000 within 10 days after receipt of the AZDHS Approval to Operate (“ATO”) the Facility; and (iii) agreed to pay a total of $600,000, payable in 44 equal monthly installments commencing on April 1, 2019.

The term of the Management Agreement is 5 years. The YLK Subsidiary has the option to extend the term for an additional 5 years with the payment of $1,000,000.00 at the commencement of the additional term and a total of $1,000,000.00 payable in equal monthly installments over the extended term of the Management Agreement.

The Management Agreement provides, among other things, that:

YLK Subsidiary as an independent contractor, act as the manager (“Manager”) of the Facility, on behalf of and in conjunction with Arizona Licensee, and shall be responsible for the acquisition, design, planning, zoning, entitlement, development and construction of a Facility, and for the preparation, submission and acquisition of the ATO for the Facility from AZDHS as its authorized offsite Facility, including payment of all costs, fees, and expenses incurred in the acquisition of all authorizations, permits, certificates and approvals, including acquiring the ATO from AZDHS.

Manager shall be responsible for implementation of the Facility’s Business Plan, Security Policies and Procedures, Inventory and Quality Control Policies and Procedures, and any other policies and procedures or any amendments thereto, subject to approval and as adopted by Arizona Licensee for the Facility, in accordance with the AMMA and applicable rules and regulations. As compensation for rendering the services and the ongoing successful operation of the Facility, Arizona Licensee shall pay to Manager, certain management fees agreed to by the Parties.

Manager shall be responsible for taking any action necessary to comply with any change whatsoever in the AMMA and any applicable law, rule, statute, or regulation related to the development, operation, or management of the Facility that comes into being, occurs, accrues, becomes effective, or otherwise becomes applicable after the Effective Date.

Manager shall implement all actions necessary to ensure the quality, safety and security of the Facility and the MMJ and MMJ Products at the Facility, including providing product testing at industry standards for all products grown or developed for Arizona Licensee at the Facility. Manager shall also be responsible for all costs and expenses related to the testing of MMJ and MMJ Products cultivated and produced at the Facility to ensure effectiveness, quality and safety in compliance with the AMMA and all other state and local rules, regulations, requirements and laws. In the event Arizona Licensee reasonably requires the additional testing of MMJ and MMJ Products at the Facility, beyond what is required therein, Arizona Licensee agrees to bear the responsibility of any costs, fees and expenses incurred as a result of such additional testing.

Closure of East Coast Facility

On May 7, 2018 the Company signed a sublease with Atlas Company for subletting its east coast facility in East Hackensack, NJ. The decision to close the east coast operations was a consolidation move to better serve the customer base with all shipments coming out of the west coast facility in Carson, CA. With this move, the serviceability and supply chain fulfillment has eliminated multiple shipping destinations out of China, and split shipment to customers from both east and west in the USA. The sublease has been executed and provides a zero out-of-pocket cost to the Company for the remainder of the lease.

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

Overview of Business

The Company is a vertically integrated technology innovator, developer, manufacturer and distributor focused on bringing products and solutions to commercial cannabis growers in both the medical and recreational space in legal markets across the U.S. For nearly a decade, growers have used the Company’s lighting solutions to increase yield, lower costs and grow better to maximize their return on investment. More recently the Company’s Zelda Horticulture nutrient division has provided an expanding product mix to the Company’s offerings. The Company’s customers include retail stores, distributors and commercial growers in the United States and abroad.

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

Results of Operations

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2018 and 2017 was $1,011,749 and $2,901,826, respectively, a decrease of $1,890,077 or 65%. The decrease was due to several negative factors during the first quarter of 2018, as compared to the first quarter of 2017.

Such factors included, market instability and uncertainty, reports of over-capacity and price declines at the wholesale level. U.S. Attorney General Jeff Sessions messaging, the Administration’s stance and announcements on marijuana enforcement, particularly the rescinding of the Cole Memorandum and giving the Federal US Attorneys “free-reign” as to enforcement priorities set a very negative tone and caused hesitation from buyers in the cannabis industry. Industry-wide build-outs slowed and were pushed-out.

Specific reasons to beset to Solis Tek, included a change at the Chief Executive Officer level and change of message and direction. Solis Tek had previously been a retail driven company servicing our 500+ hydro-stores targeting the home and hobbyist growers. Solis Tek restructured its sales force to five nationwide commercial cultivation account managers and had to re-program the sales team, change pricing and change marketing strategies. Its recent shift to convert to a commercial mindset, also altered its inventory strategy to longer fulfillment and lead times.

Cost of sales for the three months ended March 31, 2018 and 2017, was $533,925 and $1,781,304, respectively. Gross profit for the three months ended March 31, 2018 and 2017, was $477,824 and $1,120,522, respectively. The decrease in gross profit of $642,698, or 57% was primarily due to our decrease in revenue. As a percentage of revenue, gross profit for the three months ended March 31, 2018 was 47% compared to 39% for the three months ended March 31, 2017. The increase in gross profit percentage was due to the change in product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2018 and 2017 was $3,448,271 and $4,764,655, respectively, a decrease of $1,316,384 or 28%. For the three months ended March 31, 2018, stock-based compensation expense decrease $1,857,866 to $1,780,288, compared to $3,638,154 for the prior year period. Excluding stock-based compensation expense, our SG&A increased $541,482 due to the recording of a $449,000 severance obligation to our former Chief Executive Officer (see Note 10 of the accompanying condensed consolidated financial statements), and $92,482 in increased operating expenses to support our operations.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2018 and 2017 was $51,878 and $82,770, respectively, a decrease of $30,892 or 37%. The decrease in R&D expenses was primarily due to decreased employee compensation and royalty expense.

Other Income and Expenses

Other income for the three months ended March 31, 2018 was $2,651,620 as compared to other expense of $24,171 for the three months ended March 31, 2017. The increase in other income was due to the recording of a gain on the extinguishment of derivatives of $674,254, a gain on the change in fair value of derivative liability of $2,630,052, and financing costs of $607,717, all of which did not exist during the prior year period. Interest expense increased over the prior year period by $20,798 due to our increase in borrowings.

Net loss

Net loss for the three months ended March 31, 2018 was $370,705 compared to net loss of $3,751,987 for the three months ended March 31, 2017. The decrease in net loss was due to the increase in other income and expenses, decreased operating expenses, offset by decreased revenues and gross profit as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash flows used in operating activities

During the three months ended March 31, 2018, the Company used cash in operating activities of $1,404,749, compared to cash used in operating activities of $532,252 during the three months ended March 31, 2017. During the three months ended March 31, 2018, cash was primarily used to fund our operating loss.

Cash flows used in investing activities

During the three months ended March 31, 2018 and 2017, the Company used $0 and 3,200, respectively, in cash from investing activities to purchase property and equipment.

Cash flows provided by financing activities

During the three months ended March 31, 2018, the Company generated cash from financing activities of $1,659,359 compared to cash provided by financing activities of $674,606 for the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company raised $1,068,000 from a private placement offering, raised $941,996 from the exercise of warrants, made payments of $345,000 on its notes payable to related parties, and made payments on loans payable and capital lease obligation totaling $5,637. During the three months ended March 31, 2017, the Company raised a $400,000 through an issuance of common stock, received proceeds from notes payable to related parties of $300,000, of which $20,000 was used to pay notes payable to related parties, and made payments on loans payable and capital lease obligation totaling $5,394.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2018, the Company incurred an operating loss of $3,022,325, used cash in operations of $1,404,749 and had a stockholders’ deficit of $1,287,907 as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2018, the Company had cash on hand in the amount of $1,222,253. Subsequent to March 31, 2018, the Company entered in a Standby Equity Distribution Agreement (See Note 12 of the accompanying condensed consolidated financial statements). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Notes Payable

On July 1, 2012, the Company entered into note payable agreements with Alan Lien and Alvin Hao, two of its officers/shareholders at that time. The maximum borrowings allowed under each individual note was $200,000. The notes are unsecured, bear interest at a rate of 8% per annum, and are due 30 days after demand. Amounts owed on the combined note balances were $195,000 at December 31, 2017. During the three months ended March 31, 2018, the Company made payments of $195,000 and the notes were retired.

In May 2016, the Company entered into two separate notes payable agreements with the aforementioned two officers/shareholders. Under each of the agreements, the Company borrowed $300,000 from each of the officers/shareholders. The notes accrue interest at a rate of 8% per annum, are unsecured and are due on or before May 31, 2018. A total of $600,000 was due on the combined notes at March 31, 2018 and December 31, 2017, respectively.

In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of one of the directors of the Company. The notes are unsecured, payable on demand and carry an interest of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017. During the three months ended March 31, 2018, the Company made payments of $150,000, leaving a balance of $150,000 at March 31, 2018.

The Company entered into note agreements with the parents of one of the Company’s officer and shareholders. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 and $50,000 was due on the loans as of March 31, 2018 and December 31, 2017, respectively.

Private Placement Offering

During the three months ended March 31, 2018, the Company has raised a total of $1,068,000 through an issuance of 821,538 shares through a Private Placement Offering to accredited investors pursuant to Regulation D.

Proceeds from exercise of Warrants

During the three months ended March 31, 2018, the Company received $941,996 in proceeds on the exercise of 856,360 warrants.

Standby Equity Distribution Agreement

On April 16, 2018, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA II PN, LTD. (the “SEDA Investor”), a Cayman Islands exempted company. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $25,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $1,000,000. For each share of common stock purchased under the SEDA, the SEDA Investor will pay 90% of the lowest volume weighted average price (“VWAP”) of the Company’s shares during the five trading days following our draw-down notice to the SEDA Investor . The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

In connection with the SEDA, the Company has issued to the SEDA Investor, a five year Commitment Fee Warrant (the “Fee Warrant”) to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share.

The Company has agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, that includes the shares of common stock issuable pursuant to the Standby Equity Distribution Agreement, the shares of common stock issuable pursuant to Fee Warrants. The Company cannot sell shares of common stock to the SEDA Investor under the Standby Equity Distribution Agreement until such registration statement is declared effective by the Securities and Exchange Commission.

Convertible Debenture Termination

Subsequent to March 31, 2018, YA PII LTD (“YPL”) (See Note 7 of the accompanying condensed consolidated financial statements), notified the Company in writing that it elected to convert all remaining outstanding principal and interest accrued and otherwise payable under the Debenture, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the Conversion of the Debenture, the Company issued an aggregate of 1,788,082 shares of its Common Stock to the Investor. Upon the Conversion, the Debenture and the Security Agreement were both terminated in accordance with their respective terms effective as of April 18, 2018, and all security interest and liens under the Security Agreement were released and terminated.

Series A Preferred Stock Conversion

On April 24, 2018, the Company received a Notice of Conversion from the Series A-Investor (see Note 8 of the accompanying condensed consolidated financial statements), pursuant to which the Series-A Investor elected to convert all of the remaining outstanding Series-A into common shares of the Company. Upon the conversion of the balance of the Series-A, the Company issued 52,500 shares of common stock. Upon the conversion by the Series-A Investor, no Series-A were outstanding.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2018
	(Unaudited)	(Unaudited)

Net loss	$(370,705)	$(3,751,987)
Provision for income taxes	-	913
Other (income) expense, net
Financing costs	607,717	-
Gain on extinguishment of derivatives	(674,254)
Change in fair value of derivative liability	(2,630,052)	-
Interest expense	44,969	24,171
Total other (income) expense, net	(2,651,620)	24,171
Depreciation and amortization expense	17,910	17,745
Stock-based compensation expense	1,780,288	3,663,154
Adjusted EBITDA	$(1,224,127)	$(46,004)

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Extension Presentation Linkbase. *

*	Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Shareholders’ Equity, (iv) the Statement of Cash Flow, and (v) Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIS TEK INC. AND SUBSIDIARIES

By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer
May 15, 2018

