Form 10-K/A
period 2017-12-31
Solis Tek, Inc./NV
filed 2018-07-13
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-53635

SOLIS TEK INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16926 S. Keegan Ave Suite A., Carson, CA	90746
(Address of principal executive offices)	(Zip Code)

(888) 998-8881

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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

Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

EXPLANATORY NOTE

Solis Tek Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018, in order to make certain revisions to disclosures relating to Mr. Dennis G. Forchic. As previously reported, on or about February 8, 2018, holders of a majority of the voting power of the issued and outstanding shares of common stock entitled to vote, acting by written consent, purported to remove Mr. Forchic as a member of the board of directors of the Company (the “Board”). The Company subsequently determined that such removal was invalid under Section 78.335 of the Nevada Revised Statutes, which requires that the removal of a director requires the approval of holders of not less than two-thirds of the voting power of the issued and outstanding shares of common stock entitled to vote. As a result, the Original Filing had inaccurate disclosures regarding Mr. Forchic and his position with the Company. This Amended Filing reflects Mr. Forchic’s position as a director of the Company as of the Original Filing Date.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the following significant revisions:

●	Revised the table entitled “Directors” of “Item 10 – Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act” and the corresponding disclosure to include Mr. Forchic as a director;

●	Revised the disclosure under “Executive Compensation Overview” of “Item 11 – Executive Compensation” to delete references to Mr. Forchic being removed as a director and to revise inaccurate disclosures regarding the number of options Mr. Forchic was entitled to exercise at the time of his termination as Chief Executive Officer;

●	Revised the table under “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to reference Mr. Forchic as being a director for beneficial ownership purposes;

●	Revised the Index to Exhibits to include all exhibits required by Item 601 of Regulation S-K and incorporate by reference certain exhibits that were filed with the Original Filing;

●	Revised the signature page to include director signatures as required;

●	Revised Note 13 – Subsequent Events, to the financial statements to delete references to Mr. Forchic being removed as a director, to revise inaccurate disclosures regarding the number of options Mr. Forchic was entitled to exercise at the time of his termination as Chief Executive Officer and to include subsequent events from the date of the Original Filing to the date of the Amended Filing;

●	Obtained a revised Auditor Report to the Financial Statements to reflect the revisions to Note 13 – Subsequent Events; and

●	Made certain grammatical changes in various aspects of the Amended Filing that had no impact on the disclosures therein.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and, except as set forth in the sections indicated above, we have not updated the Original Filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

Los Angeles, California

April 2, 2018, except for Notes 1 and 13 for which the date is July 13, 2018.

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

At December 31, 2017, the Company had cash on hand in the amount of $967,943. The Company raised an additional $4,505,000 from January 2018 through June 2018 through the sale of its debt and equity securities (see Note 13). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

In accordance with the severance terms of his Employment Agreement: (i) all 3,000,000 Options previously granted to Mr. Forchic were terminated as they had not vested; (ii) the Company will pay Mr. Forchic at the annual rate of $162,000 per annum, from February 5, 2018 through the fourth anniversary date of the Employment Agreement; and, (iii) the Company will reimburse Mr. Forchic for each month until the fourth anniversary of January 6, 2017, an amount equal to 50% of Employee’s health care coverage, to the extent such coverage was in place as at February 5, 2018.

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

Subsequent to December 31, 2017, and through the date the financial statements were available to be issued, the Company issued 1,306,360 shares of its common stock from the conversion of warrants, at $1.10 per share, resulting in proceeds of $1,437,000, and 368,550 shares of common stock on the conversion of 351 shares of Series-A preferred shares.

Subsequent to December 31, 2017, and through the date the financial statements were available to be issued, the Company issued 1,270,000 shares of its common stock as payment for the receipt of outside professional services.

New Facility Lease

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

Convertible Debenture Termination

Subsequent to December 31, 2017, Yorkville Advisors Global, LP (“YPL”) (see Note 7), notified the Company in writing that it elected to convert all remaining outstanding principal and interest accrued and otherwise payable under the Debenture, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the Conversion of the Debenture, the Company issued an aggregate of 1,788,082 shares of its Common Stock to the Investor. Upon the Conversion, the Debenture and the Security Agreement were both terminated in accordance with their respective terms effective as of April 18, 2018, and all security interest and liens under the Security Agreement were released and terminated.

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

Option Agreement for Arizona Property

On April 19, 2018, Solis Tek Inc., (the “Company”) entered into an Option Agreement (the “Option”) with MSCP, LLC, a non-affiliated Arizona limited liability company (the “Lessor”), pursuant to which, a wholly owned subsidiary of the Company, (the “Company Subsidiary”), was granted an option to enter into a certain Lease Agreement (the “Lease”) for the real property, including the structure and all improvements, identified in the Option (the “Premises”). The Premises consists of 70,000 square feet of space and is to be used for the sole purpose of providing services related to the management, administration and operation of a cultivation and processing facility (“Facility”) on behalf of an Arizona limited liability company operating as a nonprofit organization (“Arizona Licensee”) which has been allocated a Medical Marijuana Dispensary Registration Certificate by the Arizona Department of Health Services (“AZDHS”). The activities within the Facility shall be limited to the cultivation, processing, production and packaging of medical marijuana (“MMJ”) and manufactured and derivative products which contain medical marijuana (collectively “MMJ Products”), with no right to sell or dispense any such plants or products. The Lease is for a 5-year initial term (the “Term”) with an option to renew for an additional 5 year term. The base rent for the initial year of the Term is $101,500 per month with additional pro-rata net-lease charges.

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

Purchase of YLK Partners NV, LLC from Related Parties

On May 10, 2018, the Company entered into an Acquisition Agreement with the members, which in the aggregate, own 100% of the membership interests (the “Sellers”) in YLK Partners NV, LLC, a Nevada limited liability company (“YLK”). Pursuant to the Acquisition Agreement, in consideration of the Company acquiring all of the outstanding membership interests of YLK, the Company issued to the Sellers, a total of 5,000,000 warrants (the “Warrants”) to purchase 5,000,000 common shares, at an exercise price of $0.01 per share. The Warrants are estimated to be valued at approximately $5,500,000 and are exercisable until May 9, 2023.

The Sellers were

(a) LK Ventures, LLC a Nevada limited liability company and a related party. One half of the membership interests of LK Ventures, LLC is owned by Alan Lien, Chief Executive Officer, President and a director of the Company, and the remaining one half is owned by a non-affiliated party. LK Ventures LLC received 2,250,000 Warrants under the Acquisition Agreement for the 45% membership interests held in YLK.

(b) MDM Cultivation LLC, a Delaware limited liability company and a related party. The members of MDM Cultivation are affiliates of YA II PN, Ltd. and, D-Beta One EQ, Ltd., which presently hold (i) 2,258,382 shares of Solis Tek’s common stock, (ii) warrants to purchase 11,200,000 shares of the Company’s common stock and (iii) a Secured Promissory Note issued by Solis Tek in the original principal amount of $1.5 million. In addition, YA II PN, Ltd. and the Company are parties to that Standby Equity Distribution Agreement pursuant to which YA II PN, Ltd. has agreed to purchase up to $25.0 million of the Company’s common stock, subject to the terms and conditions thereof. MDM Cultivation owned 45% of the outstanding membership interests of YLK. MDM Cultivation was issued 2,250,000 Warrants under the Acquisition Agreement. As affiliates of MDM Cultivation, YA II PN, Ltd. and D-Beta One EQ, Ltd. will be deemed to be the beneficial owners of the 2,250,000 Warrants in addition to the other shares and warrants presently held by them.

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

Unregistered Sales of Equity Securities.

On May 10, 2018, the Company entered in to a Securities Purchase Agreement with YA PN II, LLC, pursuant to which the Company sold and issued the following:

●	500,000 shares of the Company’s common shares for a consideration of $500,000.
●	A Secured Promissory Note (the “Note”) in the amount of $1,500,000. The Note bears interest at the rate of 8% per annum and has a maturity date of February 9, 2019.
●	A warrant to purchase 1,000,000 shares of the company’s common stock at an exercise price of $1.50 per share for a term expiring on May 10, 2023. The warrant exercise price is adjustable to the price used if the Company sells any shares of common stock (other than excluded securities as defined in the warrant agreement) for a consideration per shares less than the warrant exercise price in effect.
●	Warrants to purchase 6,500,000 shares of the company’s common stock at an exercise price of $1.50 per share for a term expiring on May 10, 2023. The warrant exercise price is adjustable to the price used if the Company sells any shares of common stock (other than excluded securities as defined in the warrant agreement) for a consideration per shares less than the warrant exercise price in effect. At any time, the Company has the right and option to purchase any unexercised warrant shares for a purchase price of $0.03 per warrant share so purchased if and only if the average volume weighted average price (“VWAP”) (as reported by Bloomberg, LP) of the Company’s Common Stock is greater than $1.75 per share for the five (5) consecutive trading days immediately preceding the Company’s delivery of a Notice of Exercise. The Company has the right and option to compel the Holder to exercise any unexercised warrant shares on the terms set forth in warrants if and only if the average VWAP of the Company’s Common Stock is greater than $1.75 per Share for the five (5) consecutive trading days immediately preceding the Company’s delivery of a Notice of Exercise.

In connection with the Securities Purchase Agreement, the Company executed: (i) a Registration Rights Agreement pursuant to which we are required to file a registration statement (the “Registration Statement”) with the SEC for the resale of certain of the Shares and Warrant Shares; (ii) A Global Guaranty Agreement pursuant to which the Company and all of the Company’s subsidiaries, guaranteed the repayment of the Note; and a Security Agreement pursuant to which the Company and all of its subsidiaries pledged all of their assets as collateral for the repayment of the Note.

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

Item 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors

As of March 31, 2018, we had three directors. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Lien	Director	34	June 23, 2015
Alvin Hao	Director	35	June 23, 2015
Dennis G. Forchic	Director	52	March 27, 2017

Executive Officers

As of March 31, 2018, we have four Executive Officers. The name, age and appointment details are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Alan Lien	Chairman, President, CEO, Chief Financial Officer	34	June 23, 2015
Alvin Hao	Executive Vice-President	35	June 23, 2015
Stanley Teeple	Chief Compliance Officer, Secretary, Sr. VP	65	December 27, 2017
Tiffany Davis	Chief Operating Officer	39	February 21, 2018

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

Officers and Directors

Alan Lien is a co-founder of the Company, and has served as the Chairman, President, Director, and Chief Financial since June 23, 2015. Mr. Lien is responsible for setting the sales, product development, product strategy, and input on the strategic direction of the Company. He leads the manufacturing, development and sourcing of Solis Tek products and setting up company infrastructure. Mr. Lien received his BS in Marketing from Monmouth University in 2006.

Alvin Hao is a co-founder of the Company, and has serves as Executive Vice President and Director since June 23, 2015. Mr. Hao has broad knowledge of the hydroponics industry, including aspects of hardware and years of gardening experience. Mr. Hao is responsible for creating and maintaining corporate infrastructure, oversee daily operations, sales, and financial planning, lead marketing strategy, He received his BS in Business Administration and Marketing from California State University Long Beach in 2007.

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

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

In accordance with the terms of his Employment Agreement: (i) all of the Forchic Options were terminated as they had not vested; (ii) the Company will pay Mr Forchic at the annual rate of $162,000 per annum, from through the fourth anniversary date of the Employment Agreement; and, (iii) the Company will reimburse Mr. Forchic for each month until the fourth anniversary of January 6, 2017, an amount equal to 50% of Employee’s health care coverage, to the extent such coverage was in place as at February 5, 2018.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner		Percent of Class(1)
Alan Lien Director, Chairman, President, CFO, 16926 S. Keegan Ave. Unit A, Carson, CA 90746	Common Stock	10,000,002		24.25%

Alvin Hao Director and EVP 16926 S. Keegan Ave. Unit A, Carson, CA 90746	Common Stock	10,000,002		24.25%

Dennis G. Forchic Director 16926 S. Keegan Ave. Unit A, Carson, CA	Common Stock	6,496,079	(2)	15.64%

Stanley L. Teeple CCO, Secretary Sr. VP 16926 Keegan Ave, Unit A, Carson, CA 90746	Common Stock	250,000		*

Tiffany N. Davis COO 16926 Keegan Ave, Unit A, Carson, CA 90746	Common Stock	250,000		*

All Directors, 5% shareholders and Officers as a group (5 persons)	Common Stock	26,996,083	(2)	65.00%

* Represents less than 1%.

(1)	Based on 41,230,482 shares of common stock issued and outstanding as of April 2, 2018.
(2)	Includes 300,000 shares issuable upon exercise of an outstanding warrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Amounts Due to Officers/Shareholders

On July 1, 2012, the Company entered into a notes payable agreement with Lydia Hao, who is the mother of Alvin Hao, our executive vice president and a director. The maximum borrowings allowed under the note are $200,000. Through December 31, 2013, the note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the note was reduced to 8% per annum. The note is due 30 days after demand. Amounts owed on the note balance were $195,000 at December 31, 2017 and 2016. There was no interest paid to Ms. Hao relating to the note for the years ended December 31, 2017 and 2016. Interest expense on the note for the years ended December 31, 2017 and 2016 was $15,600 and $15,643, respectively.

On May 9, 2016, the Company also entered into notes payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. A total of $600,000 was due on the combined notes at December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the Company also owed Alan Lien and Alvin Hao an additional $146,534 and $134,088, respectively. Included in the balances were short-term loans from Alan Lien and Alvin Hao to the Company totaling $3,297 and $3,297 as of December 31, 2017 and 2016, respectively. The balances are payable on demand, bear zero interest and are unsecured. The balances also included interest owed on the notes payable described above, which totaled to $65,222 and $68,472 at December 31, 2017 and 2016, respectively. Also included is $29,580 and $62,319 of unpaid compensation, which was owed to Alan Lien and Alvin Hao at December 31, 2017 and 2016, respectively.

Supplier (Former Related Party)

A family member of Alien Lien, our president and a director, owned a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the years ended December 31, 2017 and 2016 totaled approximately $3,805,248 and $3,119,000, respectively. The Company believes purchase prices from this vendor approximated what the Company would have to pay from an independent third party vendor. In 2017, the Company determined that due to a change in relationship status, this vendor that was formerly considered a related party, was deemed to no longer be a related party. At December 31, 2017 and 2016, the Company owed the former related party $381,457 and $1,083,764, respectively. At December 31, 2017, the Company had made advanced deposit payments to this vendor for $735,730, which will be applied to purchased inventory upon delivery.

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

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We currently do not have a code of ethics that applies to our officers, employees and directors.

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(b)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(c)	Index to Exhibits

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit Number	Description of Document
2.1	Agreement of Merger and Plan of Reorganization between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to the Current Report on Form 8-K filed on June 26, 2015 as Exhibit 2.1 thereto.

3.1	Amended and Restated Articles of Incorporation of the Company, dated August 31, 2015. Incorporated by reference to the Current Report on Form 8-K filed on September 2, 2015 as Exhibit 3.2 thereto.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 2007.

3.3	Agreement of Merger between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2017.

3.4	Certificate of Designation for Nevada Profit Corporations. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 3.1 thereto.

10.1	Securities Purchase Agreement between the Company, and YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.1 thereto.

10.2	Secured Convertible Debenture issued by the Company to YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.2 thereto.

10.3	Security Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.3 thereto.

10.4	Registration Rights Agreement between the Company and YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.4 thereto.

10.5	Common Stock Purchase Warrant issued by the Company to FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.5 thereto.

10.6	Placement Agent Agreement between the Company and Garden State Securities, dated July 11, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.6 thereto.

10.7	Subscription Agreement between the Company and FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.7 thereto.

10.8	Common Stock Purchase Warrant issued by the Company to FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.8 thereto.

10.9	Registration Rights Agreement between the Company and FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.9 thereto.

10.10	Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.10 thereto.

10.11	Executive Employment Agreement for Stan Teeple, dated December 27, 2017. Incorporated by reference to the Annual Report on Form 10-K filed on April 2, 2018 as Exhibit 99 thereto.

10.12	Executive Employment Agreement for Tiffany Davis, dated February 5, 2017. Incorporated by reference to the Annual Report on Form 10-K filed on April 2, 2018 as Exhibit 99.1 thereto.

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Solis Tek Inc.’s amended Annual Report on Form 10-K/A for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLIS TEK INC.

By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer
July 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALAN LIEN	Director	July 13, 2018
Alan Lien

/s/ ALVIN HAO	Director	July 13, 2018
Alvin Hao

/s/ Dennis G. Forchic	Director	July 13, 2018
Dennis G. Forchic

