Form 10-Q
period 2018-06-30
Solis Tek, Inc./NV
filed 2018-08-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53635

SOLIS TEK INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

853 Sandhill Ave.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of August 13, 2018 was 44,826,564.

SOLIS TEK INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

SOLIS TEK INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$2,843,996	$967,943
Accounts receivable, net of allowance for doubtful accounts and returns of $284,532 and $396,499, respectively	196,783	417,484
Inventories, net	1,607,212	1,684,463
Advances to suppliers – formerly a related party	529,850	735,730
Prepaid expenses and other current assets	205,168	134,374
Total Current Assets	5,383,009	3,939,994

Property and equipment, net	153,980	138,243
Intangible assets, net	1,437,174	-
Other assets	102,580	37,980
TOTAL ASSETS	$7,076,743	$4,116,217

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,514,559	$1,124,349
Due to former related party vendor	-	381,457
Contract obligations, current portion	290,909	-
Note payable - related parties	640,000	1,145,000
Note payable to related party, current portion, net of discount of $1,247,032 and $0, respectively	252,968	-
Convertible note payable to related party, current portion, net of discount of $0 and $1,055,556, respectively	-	194,444
Due to related parties	118,210	146,534
Capital lease obligations, current portion	1,883	9,665
Loans payable, current portion	21,416	8,476
Total Current Liabilities	2,839,945	3,009,925

Loans payable, net of current portion	857	17,481
Contract obligations, net of current portion	481,909	-
Convertible note payable, net of current portion, net of discount of $0 and $500,000, respectively	-	-
Derivative liability	4,092,050	7,415,000
Total liabilities	7,414,761	10,442,406

Series-A Convertible Preferred Shares, net of no discount and $351,000, no par value, none and 351,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 44,826,564 and 38,522,034 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	44,827	38,522
Additional paid-in-capital	25,511,529	9,077,690
Accumulated deficit	(25,894,374)	(15,442,401)
Total Shareholders’ Deficit	(338,018)	(6,326,189)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,076,743	$4,116,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Sales	$701,626	$2,441,289	$1,713,375	$5,343,115
Cost of goods sold (1)	584,916	1,521,410	1,118,841	3,302,714
Gross profit	116,710	919,879	594,534	2,040,401

Operating expenses
Selling, general and administrative expenses	2,650,018	2,391,231	6,098,289	7,155,886
Research and development	62,706	82,500	114,584	165,270
Excess cost of acquisition From a related party over historical basis	4,450,000	-	4,450,000	-
Total operating expenses	7,162,724	2,473,731	10,662,873	7,321,156

Loss from operations	(7,046,014)	(1,553,852)	(10,068,339)	(5,280,755)

Other income (expenses)
Financing costs (2)	(7,317,406)	-	(7,317,406)	-
Change in fair value of derivative liability	4,181,874	-	6,811,926	-
Gain on extinguishment of derivative liability	1,715,173	-	2,389,427	-
Interest expense (3)	(1,611,695)	(31,649)	(2,264,381)	(55,820)
Total other income (expenses)	(3,032,054)	(31,649)	(380,434)	(55,820)

Loss before income taxes	(10,078,068)	(1,585,501)	(10,448,773)	(5,336,575)

Provision for income taxes	3,200	3,200	3,200	4,113

Net loss	$(10,081,268)	$(1,588,701)	$(10,451,973)	$(5,340,688)

BASIC AND DILUTED LOSS PER SHARE	$(0.24)	$(0.04)	$(0.25)	$(0.15)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	42,370,311	37,011,893	41,820,127	36,807,540

(1) Included in cost of goods sold are these amounts from a former related party	$137,080	$1,247,897	$549,802	$2,688,893
(2) Included in financing costs are these amounts from a related party	6,177,406	-	6,177,406	-
(3) Included in interest expense are these amounts from related parties	$16,868	$30,487	$39,781	$54,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	38,522,034	$38,522	$9,077,690	$(15,442,401)	$(6,326,189)

Net proceeds from sale of common stock	1,321,538	1,322	1,566,678		1,568,000

Fair value of common stock issued for services	1,270,000	1,270	1,635,530		1,636,800

Fair value of common stock issued to employees	250,000	250	690,792		691,042

Shares issued on exercise of warrants	1,306,360	1,306	1,435,690		1,436,996

Shares issued on conversion of convertible note payable	1,788,082	1,788	1,786,294		1,788,082

Shares issued on conversion of Series-A convertible preferred shares	368,550	369	368,181		368,550

Extinguishment of derivative liability			1,799,003		1,799,003

Fair value of warrants issued for financing costs			1,140,000		1,140,000

Fair value of warrants issued for acquisition of intangible assets from related party			5,450,000		5,450,000

Fair value of vested stock options to former chief executive officer			561,671		561,671

Net loss				(10,451,973)	(10,451,973)

Balance, June 30, 2018	44,826,564	$44,827	$25,511,529	$(25,894,374)	$(338,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLIS TEK INC.

CONDENSED CONSOLIDATED STAEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(10,451,973)	$(5,340,688)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Provision for allowance for doubtful accounts and sales returns	(111,967)	77,808
Provision for inventory reserves	196,367	-
Depreciation and amortization	112,417	35,631
Imputed interest on contractual obligation	4,295	-
Fair value of warrants issued to related party acquire licensing rights	4,450,000	-
Fair value of vested stock options	561,671	134,801
Fair value of common stock issued for services	1,636,800	4,445,050
Fair value of common stock issued to employees	691,042	-
Fair value of warrants issued for financing costs	7,317,406	-
Common stock purchased by officer at discount	-	300,000
Amortization of debt discount	1,808,524	-
Amortization of Series-A preferred shares discount	368,550	-
Change in the fair value of derivative liability	(6,811,926)	-
Gain on extinguishment of derivative liability	(2,389,427)	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	332,668	(670,466)
Inventories	(119,116)	1,330,043
Advances to suppliers	205,880	-
Prepaid expenses and other	(70,794)	(4,200)
Other assets	(64,600)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	428,292	120,226
Due to former related party vendor	(381,457)	(959,049)
Due to related parties	(28,324)	16,707
Net Cash Used in Operating Activities	(2,315,672)	(514,137)

Cash Flows from Investing Activities
Accounts receivable acquired on acquisition	250,000	-
Purchase of property and equipment	(46,805)	(3,200)
Net Cash Provided by (Used in) Investing Activities	203,195	(3,200)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,568,000	300,000
Proceeds from sale of common stock to officer	-	100,000
Proceeds from exercise of warrants	1,436,996	-
Proceeds from secured note payable	1,500,000	-
Proceeds from notes payable related parties	-	300,000
Payments on notes payable related party	(505,000)	(20,000)
Payments on capital lease obligations	(7,782)	(6,770)
Payments on loans payable	(3,684)	(4,096)
Net Cash Provided by Financing Activities	3,988,530	669,134

Net increase in cash	1,876,053	151,797
Cash beginning of period	967,943	275,783
Cash end of period	$2,843,996	$427,580

Interest paid	$68,106	$10,999
Taxes paid	$3,200	$3,200

Non-Cash Financing Activities
Extinguishment of derivative liability	$1,799,003	$-
Common shares issued upon conversion of convertible note payable and accrued interest	$1,788,082	$-
Common shares issued upon conversion of Series-A convertible preferred shares	$368,550	$-
Assets acquired from related party on issuance of warrants	$1,750,000	$-
Contract obligations incurred on acquisitions of license agreement	$1,768,523	$-

The accompanying notes are integral part of these condensed consolidated financial statements

SOLIS TEK INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Solis Tek Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Overview of Business

The Company is a vertically integrated technology innovator, developer, manufacturer and distributor focused on bringing products and solutions to commercial and retail cannabis growers in both the medical and adult use recreational space in legal markets across the U.S. For nearly a decade, growers have used the Company’s lighting solutions to increase yield, lower costs and grow better to maximize their return on investment. More recently, the Company’s Zelda Horticulture nutrient division has provided an expanding product mix to the Company’s offerings. The Company’s lighting and nutrient customers include retail stores, distributors and commercial growers in the United States and abroad. In early 2018, the Company announced its expansion into the “touch-the-plant” side of the cannabis business with its present build-out of an existing facility in Phoenix, Arizona to be utilized as both a cultivation site and processing platform. This operation is under a contract with an Arizona licensee and is expected to be revenue generating in early 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2018, the Company incurred an operating loss of $10,068,339, used cash in operations of $2,315,672 and had a shareholders’ deficit of $338,018 as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2018, the Company had cash on hand in the amount of $2,843,996. On April 16, 2018, the Company entered in a Standby Equity Distribution Agreement (“SEDA”) that may provide it with additional funds (See Note 12). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s shareholders, in case of equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: STI; Solis Tek East, Corporation (“STE”), an entity incorporated under the laws of the State of New Jersey, Zelda Horticulture, Inc. (“Zelda”), and entity incorporated under the laws of the State of California, and YLK Partners NV, LLC (“YLK”), an entity formed under the laws of Nevada. Intercompany transactions and balances have been eliminated in consolidation.

Loss per Share Calculations

Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed by dividing the net income applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

For the six months ended June 30, 2018, options to acquire 3,000,000 shares of common stock and warrants to acquire 13,783,140 shares of common stock and shares potentially issuable under our convertible note agreements have been excluded from the calculation of weighted average common shares outstanding at June 30, 2018, as their effect would have been anti-dilutive. For the six months ended June 30, 2017, options to acquire 3,000,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at June 30, 2017, as their effect would have been anti-dilutive.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, reserves for inventory obsolescence, impairment testing of long lived assets, valuing equity instruments issued for services and valuation allowance for deferred tax assets, among others. Actual results could differ from these estimates.

Revenue Recognition

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. The ASU became effective January 1, 2018. Due to the nature of the products sold by the Company, the adoption of the new standard has had no quantitative effect on the financial statements. However, the guidance requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

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

Under the new guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of June 30, 2018 and December 31, 2017, the Company recorded a reserve for returned product in the amount of $308,706 and $112,339, respectively, which reduced the inventory balances as of those periods.

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At June 30, 2018 and December 31, 2017, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the six months ended June 30, 2018 and 2017, its ballasts, lamps and reflectors, which comprised the majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a former related party (see Note 5).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. Two customers accounted for 29.4% and 10.3%, respectively, of the Company’s revenue for the three months ended June 30, 2018, and for the three months ended June 30, 2017, no customer accounted for more than 10% of the Company’s revenue. Shipments to customers outside the United States comprised 3.3% and 6.0% for the three months ended June 30, 2018 and 2017, respectively. One customer accounted for 12.1% of the Company’s revenue for the six months ended June 30, 2018, and for the six months ended June 30, 2017, no customer accounted for more than 10% of the Company’s revenue. Shipments to customers outside the United States comprised 3.6% and 4.0% for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, two customers accounted for 26.5%and 13.7%, respectively, of the Company’s trade accounts receivable balance, and as of December 31, 2017, four customers accounted for 17.1%, 14.8%, 14.5% and 14.3%, respectively, of the Company’s trade accounts receivable balance.

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

The fair value of the derivative liabilities of $4,092,050 and $7,415,000 at June 30, 2018 and December 31, 2017, respectively, was valued using Level 2 inputs.

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

Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

At June 30, 2018, the Company had intangible assets of $1,437,174 (see Note 4) that consist of a license right. Management believes there were no indications of impairment based on management’s assessment of these assets at that date. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of its assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, the Company may have to record an impairment to its intangible assets.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Machinery and equipment	$234,706	$234,706
Computer equipment	10,908	12,448
Furniture and fixtures	82,779	97,451
Leasehold improvements	46,450	7,000
	374,843	351,605
Less: accumulated depreciation	(220,863)	(213,362)
Property and equipment, net	$153,980	$138,243

Depreciation expense for the three and six months ended June 30, 2018 $17,910 and $31,068, and $17,886 and $35,631, respectively, for the three and six months ended June 30 2017. During the six month ended June 30, 2018, the Company disposed of fully depreciated assets of $23,568.

Property and equipment include assets acquired under capital leases of $64,632 and $64,632 at June 30, 2018 and December 31, 2017, respectively.

NOTE 4 – LICENSE AGREEMENT ACQUIRED FROM RELATED PARTIES

License agreement acquired from related parties as of June 30, 2018 and December 31, 2017, consisted of the following:

	As of
	June 30, 2018	December 31, 2017
License agreement	$1,518,523	$-
Accumulated amortization	(81,349)	-
Intangible assets, net	$1,437,174	$-

On May 10, 2018, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with the members (the “Sellers”), which in the aggregate, owned 100% of the membership interests in YLK. Pursuant to the Acquisition Agreement, in consideration of the Company acquiring all of the outstanding membership interests of YLK, the Company issued to the Sellers, a total of 5,000,000 warrants (the “Warrants”) to purchase 5,000,000 common shares, at an exercise price of $0.01 per share. The Warrants are exercisable until May 9, 2023. The aggregate fair value of the Warrants issued as consideration for the acquisition was determined to be $5,450,000.

The Sellers were the following, who were determined to be related parties:

(a)	LK Ventures, LLC a Nevada limited liability company. One-half of the membership interests of LK Ventures, LLC is owned by Alan Lien, Chief Executive Officer, President and a director of the Company, and the remaining one-half is owned by a non-affiliated party. LK Ventures, LLC received 2,250,000 Warrants under the Acquisition Agreement for the 45% membership interests held in YLK.
(b)	MDM Cultivation LLC, a Delaware limited liability company. The members of MDM Cultivation are affiliates of YA II PN, Ltd. (“YA II PN”) and D-Beta One EQ, Ltd., which presently hold (i) 2,258,382 shares of the Company’s common stock, (ii) warrants to purchase 11,200,000 shares of the Company’s common stock and (iii) a secured promissory note issued by the Company with an outstanding principal amount of $1.5 million. In addition, YA II PN and the Company are parties to that SEDA, pursuant to which YA II PN has agreed to purchase up to $25.0 million of the Company’s common stock, subject to the terms and conditions thereof. MDM Cultivation owned 45% of the outstanding membership interests of YLK. MDM Cultivation was issued 2,250,000 Warrants under the Acquisition Agreement. As affiliates of MDM Cultivation, YA II PN and D-Beta One EQ, Ltd. will be deemed to be the beneficial owners of the 2,250,000 Warrants in addition to the other shares and warrants presently held by them.
(c)	Future Farm Technologies Inc. of Vancouver British Columbia, Canada. Future Farm Technologies, Inc. was issued 500,000 Warrants under the Acquisition Agreement for the 10% membership interests held in YLK.

The major asset of YLK is a Cultivation Management Services Agreement (the “Management Agreement”) with an Arizona licensee (the “Arizona Licensee”) that was entered into on January 5, 2018. No operating activity existed prior to the acquisition. The Arizona Licensee is authorized to operate a medical marijuana dispensary, one (1) onsite facility and one (1) offsite facility, to produce, sell and dispense medical marijuana and manufactured and derivative products that contain marijuana pursuant to Title 9; Chapter 17 of the Arizona Department of Health Services (“AZDHS”) Medical Marijuana Program and Arizona Revised Statute § 36-2801 et seq., as amended from time to time. Pursuant to the Management Agreement, YLK will provide the management services for the offsite facility, on behalf of the Arizona Licensee. The assets acquired also included a $250,000 receivable from one of the YLK investors.

As consideration for the exclusive right of YLK to manage the Arizona Licensee’s facility pursuant to the Management Agreement; (i) YLK paid $750,000 to the Arizona Licensee; (ii) YLK agreed to pay an additional $250,000 within 10 days after receipt of the AZDHS approval to operate the facility; and (iii) YLK agreed to pay a total of $600,000, payable in 44 equal monthly installments commencing on April 1, 2019 (the “Installment Payments”). The term of the Management Agreement is five years. YLK has the option to extend the term for an additional five years with the payment of $1,000,000 at the commencement of the additional term and a total of $1,000,000 payable in equal monthly installments over the extended term of the Management Agreement. Before the acquisition, the Sellers paid $750,000 per the terms of the Management Agreement.

Through the acquisition, the Sellers’ rights and obligations under the CMSA transferred to the Company, including the payment of an additional $250,000 within 10 days after receipt of the AZDHS approval to operate the facility; and the Installment Payments. As the Installment Payments totaling $600,000 are noninterest bearing, the Company calculated the net present value of the Installment Payments to be $518,523 (or a discount of $81,477) based on an 8% cost of capital (which is consistent with borrowing rate of the Company’s other notes). The Company recorded the aggregate amount of these payments of $1,518,523 as part of the acquisition cost of the Management Agreement, which will be amortized over five years, the length of the Management Agreement. Amortization expense for both the three and six months ended June 30, 2018 was $81,349.

Since the assets, including a $250,000 balance due from Future Farm Technologies, was acquired from related parties, the assets were recorded at their historical acquisition cost of $1,000,000. The Company issued 5,000,000 Warrants to the Sellers with an exercise price of $0.01 and an expiration date of May 9, 2023. Based on a Black-Sholes Merton model, the Warrants were valued at $5,450,000. Since the assets acquired were acquired from related parties, the difference of $4,450,000 between the fair value of the warrants granted of $5,450,000 and the historical acquisition cost of $1,000,000 was recorded as related party compensation cost in the accompanying condensed consolidated statements of operations. The $250,000 receivable was received by the Company during the period ended June 30, 2018.

As of June 30, 2018, the remaining Management Agreement obligation was $772,818 (net of discount of $77,182) for which $290,909 is reflected as current and $481,909 was reflected as long term in the accompanying condensed consolidated balance sheet.

NOTE 5 - RELATED PARTY TRANSACTIONS

Supplier (Former Related Party)

A family member of an officer/shareholder owned a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the supplier for the three and six months ended June 30, 2018 totaled approximately $268,000 and $1,098,000, and $708,000 and $1,596,000, respectively for the three and six months ended June 30, 2017,. The Company believes purchase prices from this vendor approximated what the Company would have to pay from an independent third party vendor. In 2017, the Company determined that due to a change in relationship status, this vendor that was formerly considered a related party, was deemed to no longer be a related party. At June 30, 2018 and December 31, 2017, the Company owed the former related party $0 and $381,457, respectively. At June 30, 2018 and December 31, 2017, the Company had made advanced deposit payments to this vendor for $529,850 and $735,730, respectively, which will be applied to purchase inventory upon delivery.

Due to Related Parties

As of June 30, 2018 and December 31, 2017, the Company owed related parties $118,210 and $146,534, respectively. The balances are interest owed on notes payable to related parties (see Note 6). During the six months ended June 30, 2018, the Company added $39,782 of additional accrued interest and made interest payments of $68,106.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Notes payable to officers/shareholders (a)	$-	$195,000
Notes payable to officers/shareholders (b)	600,000	600,000
Notes payable to related parties (c)	-	300,000
Notes payable to related parties (d)	40,000	50,000
Total	$640,000	$1,145,000

a.	On July 1, 2012, the Company entered into a notes payable agreement with Lydia Hao, who is the mother of Alvin Hao, the Company’s executive vice president and a director. The maximum borrowings allowed under the note are $200,000. Through December 31, 2013, the note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the note was reduced to 8% per annum. The note is due 30 days after demand. Amounts owed on the note balance were $195,000 at December 31, 2017. During the six months ended June 30, 2018, the Company made payments of $195,000 and the notes were retired.

b.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at June 30, 2018 and December 31, 2017, respectively.

c.	In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The notes are unsecured, payable on demand and carry an interest rate of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017. During the six months ended June 30, 2018, the Company made payments of $300,000 and the notes were retired.

d.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. . The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 was due on the loans as of each of December 31, 2017 and 2016. During the six months ended June 30, 2018, the Company made payments of $10,000, leaving a balance due of $40,000 as of June 30, 2018. The loans are currently past due.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Automobile loans	$22,273	$25,957
Less: current portion	(21,416)	(8,476)
Non-current portion	$857	$17,481

In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. The loans require a combined monthly payment of principal and interest of $747. A total of $22,273 and $25,957 was owed on the loans as of June 30, 2018 and December 31, 2017, respectively.

NOTE 8 – SECURED NOTE PAYABLE TO RELATED PARTY

Secured note payable to related party consists of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

YA II PN, Ltd.	$1,500,000	$-
Less debt discount	(1,247,032)	-
Secured note payable, net	$252,968	$-

On May 10, 2018, the Company issued a secured debenture   (the “2018 Note”) to YA II PN in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on February 9, 2019. The 2018 Note is secured by all the assets of the Company and its subsidiaries. As part of the issuance, the Company also granted YA II PN 5-year warrants to purchase a total of 7,500,000 shares of the Company per the following terms.

(a)	A warrant, or Warrant #1, to purchase 1,000,000 Warrant Shares at an exercise price of $1.50 per share for a term expiring on May 10, 2023;

(b)

A warrant, or Warrant #2, purchase 2,250,000 shares of common stock at an exercise price of $1.50 per share for a term expiring on May 10, 2023. At any time, the Company has the right and option to purchase any unexercised shares of common stock underlying Warrant #2 for a purchase price of $0.03 per share so purchased if and only if the average volume weighted average price, or VWAP (as reported by Bloomberg, LP) of the Company’s common stock is greater than $1.75 per share for the five (5) consecutive trading days immediately preceding the Company’s delivery of a notice of exercise.

The Company the right and option to compel YA II PN to exercise and purchase shares of common stock underlying Warrant #2 on the terms set forth in Warrant #2 if and only if the average VWAP of the Company’s common stock is greater than $1.75 per share for the five (5) consecutive trading days immediately preceding the Company’s delivery of a notice of exercise.

(c)	A warrant, or Warrant #3, to purchase 2,250,000 shares of common stock at an exercise price of $1.50 per share for a term expiring on May 10, 2023. At any time, the Company has the right and option to purchase any unexercised shares of common stock underlying Warrant #3 for a purchase price of $0.03 per share so purchased if and only if the average VWAP (as reported by Bloomberg, LP) of the Company’s common stock is greater than $2.00 per share for the five (5) consecutive trading days immediately preceding the Company’s delivery of a notice of exercise.

The Company has the right and option to compel YA II PN to exercise and purchase shares of common stock underlying Warrant #3 on the terms set forth in Warrant #3 if and only if the average VWAP of the Company’s common stock is greater than $2.00 per share for the five (5) consecutive trading days immediately preceding the Company’s delivery of a notice of exercise.

(d)	A warrant, or Warrant #4, to purchase 2,000,000 shares of common stock at an exercise price of $1.50 per share for a term expiring on May 10, 2023. At any time, the Company has the right and option to purchase any unexercised shares of common stock underlying Warrant #4 for a purchase price of $0.03 per share so purchased if and only if the average VWAP (as reported by Bloomberg, LP) of the Company’s common stock is greater than $1.50 per share for the five (5) consecutive trading days immediately preceding the Company’s delivery of a notice of exercise.

The Company has the right and option to compel YA II PN to exercise and purchase the shares of common stock underlying Warrant #4 on the terms set forth in Warrant #4 if and only if the average VWAP of the Company’s common stock is greater than $2.50 per share for the five (5) consecutive trading days immediately preceding the Company’s delivery of a notice of exercise.

The Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future events. As such, the Company determined that the conversion feature and the warrants created a derivative with a fair value of $7,677,406 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the 2018 Note of $1,500,000 as a valuation discount to be amortized over the life of the 2018 Note, and the excess of $6,177,406 was recorded as a finance cost for the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2018, amortization of debt discount was $252,968 and was recorded as an interest cost. The unamortized balance of the debt discount was $1,247,032 as of June 30, 2018.

NOTE 9 – CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

Convertible note payable to related party consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

YA II PN, Ltd.	$-	$1,750,000
Less debt discount	-	(1,555,556)
Convertible note payable, net	$-	$194,444

On November 8, 2017, the Company issued a secured convertible debenture (the “2017 Note”) to YA II PN in the principal amount of $1,750,000 with interest at 5% per annum (15% on default) and due 18 months from closing. The 2017 Note is secured by all the assets of the Company and its subsidiaries. The 2017 Note is convertible into common stock of the Company at $1.00 per share (the “Conversion Price”), subject to adjustment based on upon the Company’s trading price. As part of the issuance, the Company also granted YA II PN a 5-year warrant to purchase 1,137,500 shares of the Company at $1.10 per share

The Company paid 5% of aggregate funding as a commitment fee to YA II PN and $15,000 towards due diligence and structuring fee. The Company netted $1,647,500 after fees and expenses of $102,500.

The Company determined that since the adjustment to the Conversion Price of the 2017 Note had no floor, the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. Furthermore, the Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As such, the Company determined that the conversion feature and the warrants created a derivative with a fair value of $3,767,724 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the 2017 Note of $1,750,000 as a valuation discount to be amortized over the life of the 2017 Note, and the excess of $2,017,724 being recorded as a finance cost during the year ended December 31, 2017.

The unamortized balance of the debt discount was $1,555,556 as of December 31, 2017. In April 2018, YA II PN notified the Company in writing that it elected to convert all remaining outstanding principal and interest accrued and otherwise payable under the 2017 Note, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the conversion of the 2017 Note, the Company issued an aggregate of 1,788,082 shares of its common stock to YA II PN and the 2017 Note and the security agreement were both terminated and all security interest and liens under the security agreement were released and terminated. The balance of the debt discount of $1,555,556 was recorded as an interest cost during the period ended June 30, 2018.

NOTE 10 – SERIES-A CONVERTIBLE PREFERRED STOCK AND WARRANTS

Series-A Convertible Preferred Shares consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

5% Series-A preferred stock, $0.0001 par value, none and 351,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	$-	$351,000
Discount relating to fair value of conversion feature and warrants granted upon issuance	-	(351,000)
Preferred stock	$-	$-

In October 2017, the Company conducted a private offering to raise up to $3,000,000 in convertible Preferred Series-A stock. Each unit consisted of (i) three shares of Series-A Convertible Preferred Stock of the Company (the “Series-A”) and (ii) a warrant to purchase 1,936 shares of the Company’s common stock at $1.25 per share (the “Series-A Warrants”). Each Series-A share is convertible into such number of share of common stock of the Company equal to the stated value of $1,050 divided by the conversion price. The conversion price is the lesser of $1.00 per share or 80% of the VWAP of the 10 trading days prior to conversion.  The Series A shares also contained a number of automatic conversion features based on achievement of market and other conditions. On October 24, 2017 FirstFire Global Opportunities Fund LLC (“FirstFire”) purchased 117 Units, which consisted of 351,000 Series-A shares and Series-A Warrants to purchase 283,140 shares of common stock for $351,000. The Company received a total of $295,410 after fees and expenses. The Series-A offering was terminated after this issuance.

As part of the issuance, the Company initially granted Series A Warrants to purchase 226,512 shares of common stock to FirstFire. The Company subsequently issued 56,628 additional Series A Warrants to FirstFire as part of the offering, bringing the total Series A Warrants issued to them to 283,140. The Series A Warrants are exercisable at $1.25 per share and will expire in five years. The exercise price, and the number of warrants to be issued, are subject to adjustment. The exercise price of the Series A Warrants is subject to a reset provision (down round protection) in the event the Company issues similar debt or equity instruments with a price lower than $1.25 per share. The number of Series A Warrants shall also be increased upon the occurrence of certain events.

The Company considered the accounting guidance and determined the appropriate treatment is to account the Series-A conversion feature as a liability since the instrument is convertible into a variable number of shares (i.e. the conversion price continuously reset) and that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. Furthermore, the Company determined that the exercise price of the Series A Warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As such, the Company determined that the conversion feature of the Series-A preferred stock had a fair value of $564,000 at issuance, and the fair value of 283,140 Series A Warrants had a fair value of $338,358 at issuance, which created a derivative with an aggregate fair value of $902,358 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the preferred as a reduction of the fair value of the preferred stock of $295,410, and the excess of $606,948 was recorded as a deemed dividend and a charge to paid in capital during the year ended December 31, 2017.

In November 2017, FirstFire informed the Company that it was exercising its right to participate in the YA II PN debt offering described in Note 7. However, YA II PN refused and threatened to back out of the offering if FirstFire was included in it. The YA II PN debt offering was consummated without FirstFire. In December 2017, as a settlement with FirstFire for not to exercising its right to participate in the YA II PN debt offering, the Company granted FirstFire warrants to purchase 166,860 shares of common stock at $1.00 per share. The warrant contained “down-round/reset” provisions (both exercise price and number of shares) in the event the Company issues similar instrument at a price lower than $1.25 per shares, and as such, is subject to derivative liability accounting. The Company determined that the issuance of these additional warrants was part of a negotiated settlement with FirstFire, and recorded the fair value of the warrants of $199,000 as a liability and as a financing cost during the year ended December 31, 2017.

The Company also considered the guidance of ASC 480-10-S99-3A, and determined that as redemption is outside control of the issuer as the conversion price not fixed, such preferred shares should be recognized outside of permanent equity.

During the six months ended June 30, 2018, the Company received notices of conversion from FirstFire, pursuant to which FirstFire elected to convert all of the outstanding Series-A into common shares of the Company. Upon the conversion of the balance of the Series-A, the Company issued 368,550 shares of common stock and no Series-A were outstanding as of June 30, 2018. Upon conversion, the unamortized discount of $351,000 was reflected as an interest cost.

NOTE 11 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices and the exercise prices of the notes, Series-A preferred stock, and warrants described in Notes 8, 9 and 10 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of June 30, 2018, and December 31, 2017, the derivative liabilities were valued using either a probability weighted average Monte Carlo pricing model or the Black Scholes pricing model with the following assumptions:

	June 30, 2018	Issued During 2018	December 31, 2017

Exercise Price	$0.59 – 1.50	$1.50	$1.10 – 1.25
Stock Price	$0.63	$1.09	$2.23
Risk-free interest rate	2.68-2.73%	2.83%	1.76-2.20%
Expected volatility	122 – 131%	171%	172%
Expected life (in years)	4.31 – 4.86	5.0	1.30 – 5.00
Expected dividend yield	0%	0%	0%

Warrants	$4,092,050	$7,677,406	$3,000,000
Convertible debt	-	-	3,633,000
Series-A Preferred Stock	-	-	782,000
Fair Value:	$4,092,050	$7,677,406	$7,415,000

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

During the three and six months ended June 30, 2018, the Company recognized $4,181,874 and $6,811,926, respectively, as other income, which represented the change in the fair value of the derivative from the respective prior period. In addition, during the three and six months ended June 30, 2018, the Company recognized $2,211,533 and 4,188,430, respectively, which represented the extinguishment of derivative liabilities, of which $1,715,173 and $2,389,437, respectively, was included in other income, and the remaining $496,350 and $1,799,003, respectively, was recorded to additional paid-in-capital. In addition, the Company recognized derivative liabilities of $7,677,406 upon issuance of warrants (see Note 8).

NOTE 12 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the six months ended June 30, 2018, the Company received proceeds of $1,068,000 from the issuance of 821,538 shares of common stock, at $1.30 per share, as part of a Regulation D offering and the Company received proceeds of $500,000 from YA II PN from the sale of 500,000 shares of common stock at $1.00 per share.

Common shares issued for services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and, sales and marketing activities. During the six months ended June 30, 2018, the Company agreed to issue an aggregate of 1,310,000 shares of common stock, of which 1,270,000 were issued as of June 30, 2018. The Company accounted for the aggregate fair value of the shares of common stock issued to Consultants in accordance with current accounting guidelines and determined the aggregate fair value of these shares to be $918,600 and $1,636,800, during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, 40,000 common shares valued at $41,600 remain to be issued.

Common shares issued to employees for services

Employment Agreements:

Chief Operating Officer - On February 14, 2018, the Company entered into a three-year employment agreement with Tiffany Davis as the Company’s Chief Operating Officer. As part of the Employment Agreement, Ms. Davis was granted 1,000,000 shares of the Company’s common stock, of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,340,000, of which $335,000 was recorded as stock-based compensation expense during the six-month ended June 30, 2018, and the remaining $1,005,000 is being amortized ratably over the three-year vesting period, of which $83,750 and $125,625 was recorded as stock-based compensation expense during the three and six months ended June 20, 2018, respectively. As of June 30, 2018, the amount of unearned compensation relating to the vesting of shares to be recognized in future periods was $879,375.

Chief Compliance Officer - On December 27, 2017, the Company entered into a four-year employment agreement with Stanley L. Teeple as the Company’s Chief Compliance Officer. As part of the Employment Agreement, Mr. Teeple was granted 1,000,000 shares of the Company’s common stock, of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,710,000, of which $427,500 was recorded as stock-based compensation during the year ended December 31, 2017, and $1,282,500 is being amortized ratably over the three-year vesting period, of which $106,875 and $213,750 was recorded as stock-based compensation during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, the amount of unearned compensation relating to the vesting of shares to be recognized in future periods was $1,068,750.

Other - In November 2015, the Company entered into a four-year employment agreement with one of its employees, in which the employee was granted 500,000 shares of the Company’s common stock. The shares vest equally in six-month periods over the four years. The fair value of the shares on the date of grant was $400,000, which was being amortized ratably over the four-year service period. This employee was terminated February 27, 2018, and the remaining 250,000 share obligation ceased. The amount amortized as stock-based compensation expense during the three and six months ended June 30, 2018 and 2017, was $0 and $16,667, and $25,000 and $50,000, respectively.

Former Chief Executive Officer

On January 6, 2017, the Company extended an offer to Dennis G. Forchic to become the Company’s Chief Executive Officer. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. As part of the Employment Agreement, the Company issued a total of 5,411,765 shares valued at $2,760,000. In addition, Mr. Forchic purchased an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $300,000, which was recorded as stock compensation expense during the six months ended June 30, 2017. In addition, Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next three years. The options were valued at $835,767 using a Black Scholes options pricing model and was being amortized as an expense over the vesting period. The unamortized portion of this award as of December 31, 2017 was $561,671.

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

During the six months ended June 30, 2018, the Company recorded a charge of $561,671 of stock-based compensation related to the immediate vesting of 2,000,000 previously unvested stock options, and $449,000 related to Mr. Forchic’s remaining salary obligation. The total charge of $1,010,671 is included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements.

Standby Equity Distribution Agreement

On April 16, 2018, the Company entered into a SEDA with YA II PN. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $25,000,000 facility may be drawn-down upon by the Company in installments, the maximum amount of each of which is limited to $1,000,000. For each share of common stock purchased under the SEDA, YA II PN will pay 90% of the lowest VWAP of the Company’s shares during the five trading days following the Company’s draw-down notice to YA II PN. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the Company’s common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

In connection with the SEDA, the Company issued to YA II PN, a five-year Commitment Fee Warrant (the “Fee Warrant”) to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share. The aggregate fair value of the Fee Warrant granted was determined to be $1,140,000 and recorded as a financing costs in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.

On August 3, 2018, the Company filed a registration statement that includes shares of common stock issuable pursuant to the SEDA and the shares of common stock issuable upon exercise of the Fee Warrant. The Company cannot sell shares of common stock to YA II PN under the SEDA until such registration statement is declared effective by the Securities and Exchange Commission.

Summary of Stock Options

A summary of stock options for the six months ended June 30, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2017	3,000,000	$0.60
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, June 30, 2018	3,000,000	$0.60
Balance exercisable, June 30, 2018	3,000,000	$0.60

Information relating to outstanding stock options at June 30, 2018, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.60	3,000,000	4.61	$0.60	3,000,000	$60

On February 5, 2018, the Company terminated its employment agreement with Mr. Forchic, and per the terms of the employment agreement, 2,000,000 unvested option immediately vested, resulting in a stock-based compensation charge of $561,671 during the six month period ended June 30, 2018.

As of June 30, 2018, the Company had no outstanding unvested options with future compensation costs. The weighted-average remaining contractual life of options outstanding and exercisable at June 30, 2018 was 4.61 years. The intrinsic value of both outstanding and exercisable options at June 30, 2018 was $90,000.

Summary of Warrants

A summary of warrants for the six months ended June 30, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2017	1,589,500	$1.10
Warrants granted	13,500,000	0.84
Warrants exercised	(1,306,360)	1.10
Warrants expired or forfeited	-	-
Balance outstanding, June 30, 2018	13,783,140	$0.84
Balance exercisable, June 30, 2018	13,783,140	$0.84

Information relating to outstanding warrants at June 30, 2018, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	6,000,000	4.86	$0.01	6,000,000	$0.01
$1.10	283,140	4.31	$1.10	283,140	$1.10
$1.50	7,500,000	4.86	$1.50	7,500,000	$1.50
	13,783,140	4.85	$0.84	13,783,140	$0.84

During the six months ended June 30, 2018, the Company issued five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.01 as consideration for an acquisition (see Note 4). The Company also issued five-year warrants to purchase 7,500,000 shares of common stock at an exercise price of $1.50 as part of a secured promissory note (see Note 8). Lastly, in connection with the SEDA discussed above, the Company issued five-year warrants to YA II PN to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share as a commitment fee.

During the six months ended June 30, 2018, the Company issued 1,306,360 shares of its common stock on the conversion of warrants, at $1.10 per share, resulting in proceeds of $1,436,996.

The weighted-average remaining contractual life of warrants outstanding and exercisable at June 30, 2018 was 4.85 years. The intrinsic value of both outstanding and exercisable warrants at June 30, 2018 was $385,855.

NOTE 13- COMMITMENTS

Operating Leases

California Facility (West Coast Facility)

The Company’s principal executive offices and warehouse are located at 853 Sandhill Avenue, Carson, California, 90746. The Company occupies a 17,640 square foot facility pursuant to a five-year lease with an independent party ending on June 30, 2023, with an unaffiliated party, pursuant to which it pays $15,000 per month in rental charges.

Closure of New Jersey Facility (East Coast Facility)

On October 1, 2014, STE executed a lease with an independent party for 10,160 square feet of offices and warehouse facilities located at 89 Leuning Street, Unit D2, South Hackensack, New Jersey. The lease, with an unaffiliated party, is for the five year period ending on December 31, 2019, pursuant to which STE pays $8,818 per month in rental charges. The Company guaranteed STE’s performance under the lease.

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

Arizona Property

On April 19, 2018, the Company entered into an Option Agreement, or the Option, with MSCP, LLC, a non-affiliated Arizona limited liability company, or the Lessor, pursuant to which, the Company’s subsidiary was granted an option to enter into a certain Lease Agreement, or the Lease, for the real property, including the structure and all improvements, identified in the Option, or the Premises. The Premises consists of 70,000 square feet of space and is to be used for the sole purpose of providing services related to the management, administration and operation of a cultivation and processing facility, or the Facility, on behalf of an Arizona limited liability company operating as a nonprofit organization, or the Arizona Licensee, which has been allocated a Medical Marijuana Dispensary Registration Certificate by the Arizona Department of Health Services. The activities within the Facility shall be limited to the cultivation, processing, production and packaging of medical marijuana and manufactured and derivative products which contain medical marijuana, with no right to sell or dispense any such plants or products. The Lease is for a 5-year initial term, or the Term, with an option to renew for an additional 5 year term. The base rent for the initial year of the Term is $101,500.00 per month with additional pro-rata net-lease charges. As consideration for the Option, the Company paid to Lessor, $160,000.00, or the Deposit.

On May 19, 2018, the Company exercised the Option and YLK executed the Lease, and the Deposit was treated a security deposit and rent advance, in accordance with the terms and conditions of the Lease. The Company is a guarantor of YLK’s obligations under the Lease, on behalf of Arizona Licensee.

Technology License Agreement

The Company entered into a technology license agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the three and six months ended June 30, 2018 and 2017, $25,000 and $50,000, respectively, was recorded as research and development expense under the agreement on the Condensed Consolidated Statements of Operations related to the minimum annual fee. For the three and six months ended June 30, 2018 and 2017, $0 and $0, and $6,349 and $21,034, respectively, was recorded as cost of goods sold on the Condensed Consolidated Statements of Operations related to the royalty. A total of $140,713 and $165,553 was owed under the amended agreement at June 30, 2018 and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Business Overview

We are focused on the research, design, development and manufacturing of advanced, energy efficient indoor horticulture lighting, plant nutrient products, and ancillary equipment. Our vision is to apply the latest advances in high efficiency lighting and controls technology as well as effective manufacturing techniques to deliver highly differentiated lighting and nutrient products with clear benefits at competitive prices to the greenhouse and indoor horticulture markets.

Our subsidiary, Solis Tek Inc., a California corporation, was formed in June of 2010. Its operations consist of designing, developing and sourcing of a line of Solis Tek Digital Ballasts intended for use in high intensity lighting systems used for horticulture. An electrical ballast is a device intended to limit the amount of current in an electric circuit. A familiar and widely used example is the inductive ballast used in fluorescent lamps, which limits the current through the tube, which would otherwise rise to destructive levels due to the tube’s negative resistance characteristic. Since the commencement of operations, our product line has evolved from digital ballasts to a line of lighting products including a line of specialty ballasts ranging from 400 watts to 1,000 watts with various features, our line of specialty metal halide digital lamps, or our Lamp Products, a line of reflectors, high intensity lighting accessories and a potential new line of light emitting diode, or LED, lighting technologies.

We sell our products primarily to retailers in the United States and international markets who specialize in hydroponic horticulture. Currently, we have approximately 500 retail stores in the United States as well as various ecommerce websites that sell our products. We have six full time sales employees and four wholesale distributors who cover U.S., Canada, Spain and the United Kingdom for both retail customers as well as commercial growers in cannabis legal states and countries.

We believe that almost all of the end users that use our products are using the equipment for the growing of cannabis. Currently, there are thirty (30) States and the District of Columbia that have laws and/or regulation that recognize in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, the States of Colorado, Washington, Alaska, Oregon, California, Massachusetts, Nevada, Maine, Vermont and the District of Columbia have approved the recreational use of cannabis. Many other states are considering legislation to similar effect. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of our end user customers to continue to grow cannabis. Active enforcement of the current federal regulatory position on cannabis may thus directly and adversely affect revenues and profits.

However, our products can be, and are used for, the hydroponic and indoor growing of other horticultural products, such as hothouse vegetables, decorative plant nurseries, indoor aquariums, and industrial painting facilities. We intend to continue to expand and improve our products for use in as many applications as possible and to market our products to the entire indoor horticultural industry as well as other industrial applications that require artificial lighting.

In 2014, Solis Tek East, Corporation, or STE, was incorporated in the State of New Jersey as our wholly-owned subsidiary. STE was formed for the purpose of commencing its operations and servicing and supplying the Eastern part of North America with our products. In September 2014, STE leased a 10,160 square foot office and warehouse facility in South Hackensack, New Jersey. The South Hackensack facility was closed in June 2018 as part of our effort to consolidate distribution out of our warehouse in Carson, California.

Our ballast products are produced in China under a proprietary manufacturing agreement. Our Lamp Products including lamps and ancillary products and equipment are manufactured to our specifications under proprietary product control and to our designs, in China.

Recent Developments

On April 19, 2018, we entered into an Option Agreement, or the Option, with MSCP, LLC, a non-affiliated Arizona limited liability company, or the Lessor, pursuant to which, our subsidiary was granted an option to enter into a certain Lease Agreement, or the Lease, for the real property, including the structure and all improvements, identified in the Option, or the Premises. The Premises consists of 70,000 square feet of space and is to be used for the sole purpose of providing services related to the management, administration and operation of a cultivation and processing facility, or the Facility, on behalf of an Arizona limited liability company operating as a nonprofit organization, or the Arizona Licensee, which has been allocated a Medical Marijuana Dispensary Registration Certificate by the Arizona Department of Health Services. The activities within the Facility shall be limited to the cultivation, processing, production and packaging of medical marijuana and manufactured and derivative products which contain medical marijuana, with no right to sell or dispense any such plants or products. The Lease is for a 5-year initial term, or the Term, with an option to renew for an additional 5 year term. The base rent for the initial year of the Term is $101,500.00 per month with additional pro-rata net-lease charges. As consideration for the Option, we paid to Lessor, $160,000.00, or the Deposit.

On May 19, 2018, we exercised the Option and our wholly owned subsidiary, YLK Partners AZ, LLC, or YLK Partners, executed the Lease, and the Deposit was treated a security deposit and rent advance, in accordance with the terms and conditions of the Lease. We are a guarantor of YLK Partners’ obligations under the Lease, on behalf of Arizona Licensee.

The cultivation and processing facility, currently under build-out construction, is anticipated to become revenue generating in early 2019. We control all facets of the operational, management, and sales side of the business and intends to sell to a number of Arizona license holders. We also intend to get into the infrastructure and equipment supply business to become a one-stop-shop for new cultivations, with such items a grow tables, environmental equipment, and processing equipment.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2018 and 2017 was $701,626 and $2,441,289, respectively, a decrease of $1,739,663, or 71%. The decrease was due to several negative factors during the second quarter of 2018, as compared to the second quarter of 2017.

Such factors included market instability and uncertainty, reports of over-capacity and price declines at the wholesale level. In addition, a change in U.S. federal regulation policy, with U.S. Attorney General Jeff Sessions rescinding the Cole Memorandum and giving the U.S. attorneys “free-reign” to set enforcement priorities, resulted in a very negative tone and caused hesitation from buyers in the cannabis industry. Industry-wide build-outs slowed and were pushed-out.

Specific reasons to beset to Solis Tek, included a change at the Chief Executive Officer level and change of message and direction. We previously were a retail driven company servicing our 500+ hydro-stores targeting the home and hobbyist growers. In 2018, we restructured our sales force to five nationwide commercial cultivation account managers and reset the sales team, as well as changed pricing and marketing strategies. Our shift to focus on larger commercial markets also altered our inventory strategy to longer fulfillment and lead times.

Cost of sales for the three months ended June 30, 2018 and 2017 was $584,916 and $1,521,410, respectively. Gross profit for the three months ended June 30, 2018 and 2017, was $116,710 and $919,879, respectively. The decrease in gross profit of $803,169, or 87%, was primarily due to our decrease in revenue. As a percentage of revenue, gross profit for the three months ended June 30, 2018 was 17% compared to 38% for the prior year period. The decrease in gross profit percentage was due to an increase in our reserve for returned product and the change in product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended June 30, 2018 and 2017 were $2,650,018 and $2,391,231, respectively, an increase of $258,787, or 11%. For the three months ended June 30, 2018, stock-based compensation expense decreased $107,472 to $1,109,225, compared to $1,216,697 for the prior year period. Excluding stock-based compensation expense, our SG&A increased $366,259, or 31%, due to an increase in salaries and benefits, professional fees, and increased operating expenses to support our operations.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended June 30, 2018 and 2017 were $62,706 and $82,500, respectively, a decrease of $19,794, or 24%. The decrease in R&D expenses was primarily due to decreased employee compensation and royalty expense.

Excess Cost of Acquisition to Related Party over Historical Basis

Excess cost of acquisition to related party over historical basis for the three months ended June 30, 2018 was $4,450,000, representing a non-cash charge related to our acquisition on YLK Partners NV from related parties on May 10, 2018 (See Note 4 to the accompanying condensed consolidated financial statements).

Other Income and Expenses

Other expense for the three months ended June 30, 2018 was $3,032,564, as compared to other expense of $31,649 for the three months ended June 30, 2017. The increase in other expense was due to the recording of a gain on the change in fair value of derivative liability of $4,181,874 and a gain on the extinguishment of derivatives of $1,715,173, offset by financing costs of $7,317,406, and the amortization of discounts to interest expense of $1,569,357, all of which did not exist during the prior year period. The remaining increase in interest expense over the prior year period by $10,689 was due to our increase in borrowings.

Net loss

Net loss for the three months ended June 30, 2018 was $10,081,268, compared to a net loss of $1,588,701 for the three months ended June 30, 2017. The increase in net loss was due to the increase in other expenses, increased operating expenses, and decreased revenues and gross profit, as discussed above.

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Revenue and Cost of Goods Sold

Revenue for the six months ended June 30, 2018 and 2017 was $1,713,375 and $5,343,115, respectively, a decrease of $3,629,740, or 68%. The decrease was due to several negative factors during the first six months of 2018, as compared to the prior year period.

Such factors included, market instability and uncertainty, reports of over-capacity and price declines at the wholesale level. This state of ambiguity as to the number of licenses, announced cultivations in the building out process, demand on a state-by-state level, and lead time to production and profitability has put a general pall on the marketplace as exhibited in the Company sales, and is also reflected in the sales of competitive US based companies. U.S. Attorney General Jeff Sessions messaging, the Administration’s stance and announcements on marijuana enforcement, particularly the rescinding of the Cole Memorandum and giving the Federal US Attorneys “free-reign” as to enforcement priorities set a very negative tone and caused hesitation from buyers in the cannabis industry. Industry-wide build-outs slowed and were pushed-out. Additionally, as the new legal adult use recreational States come on stream- the requirements for testing, oversight, and tightening of the regulatory environment have caused a pause in the expansion timetable of many new licensees.

Specific reasons to beset to Solis Tek, included a change at the Chief Executive Officer level and change of message and direction. Solis Tek had previously been a retail driven company servicing our 500+ hydro-stores targeting the home and hobbyist growers. While we continue to service those valued retail customers, Solis Tek has repositioned a segment of its sales force to nationwide commercial cultivation account managers and has re-programed the sales team, changed pricing and changed marketing strategies. Its recent shift to convert to a commercial mindset, also altered its inventory strategy to longer fulfillment and lead times. For the first time, our product engineers and sales team are also offering specific consulting services into every aspect of a new cultivation including environmental requirements as well as full build-out and growing ancillary services up to and including production requirements and specifications.

Cost of sales for the six months ended June 30, 2018 and 2017, was $1,118,841 and $3,302,714, respectively. Gross profit for the six months ended June 30, 2018 and 2017 was $594,534 and $2,040,401, respectively. The decrease in gross profit of $1,445,867, or 71%, was primarily due to our decrease in revenue. As a percentage of revenue, gross profit for the six months ended June 30, 2018 was 35%, compared to 38% for the six months ended June 30, 2017. The decrease in gross profit percentage was due to an increase in our reserve for returned product and the change in product mix sold.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2018 and 2017 was $6,098,289 and $7,155,886, respectively, a decrease of $1,057,597, or 15%. For the six months ended June 30, 2018, stock-based compensation expense decreased $1,990,338 to $2,889,513, compared to $4,879,851 for the prior year period. Excluding stock-based compensation expense, our SG&A increased $858,658 due to the recording of a $449,000 severance obligation to our former Chief Executive Officer (see Note 12 of the accompanying condensed consolidated financial statements), an increase in salaries and benefits, professional fees, and general operating expenses to support our operations.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2018 and 2017 were $114,584 and $165,270, respectively, a decrease of $50,686, or 31%. The decrease in R&D expenses was primarily due to decreased employee compensation and royalty expense.

Excess Cost of Acquisition to Related Party over Historical Basis

Excess cost of acquisition to related party over historical basis for the six months ended June 30, 2018 was $4,450,000, representing a non-cash charge related to our acquisition on YLK Partners NV from related parties on May 10, 2018 (See Note 4 to the accompanying condensed consolidated financial statements).

Other Income and Expenses

Other expense for the six months ended June 30, 2018 was $380,434, as compared to other expense of $55,820 for the six months ended June 30, 2017. The increase in other expense was due to the recording of a gain on the change in fair value of derivative liability of $6,811,926 and a gain on the extinguishment of derivatives of $2,389,427, offset by financing costs of $7,317,406, and the amortization of discounts to interest expense of $2,177,074, all of which did not exist during the prior year period. The remaining increase in interest expense increased over the prior year period by $31,487 due to our increase in borrowings.

Net loss

Net loss for the six months ended June 30, 2018 was $10,451,973, compared to a net loss of $5,340,688 for the six months ended June 30, 2017. The increase in net loss was due to the increase in other expenses, increased operating expenses, and decreased revenues and gross profit as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the six months ended June 30, 2018, we used cash in operating activities of $2,315,672, compared to cash used in operating activities of $514,137 during the six months ended June 30, 2017. Cash was primarily used to fund our operating loss during each period.

Cash Flows Provide by (Used in) Investing Activities

During the six months ended June 30, 2018 and 2017, we realized $203,195 in cash flows from investment activities, representing the collection of an acquired receivable of $250,000, offset by $46,805 used to purchase property and equipment. During the six months ended June 30, 2017, we used $3,200 in cash from investing activities to purchase property and equipment.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2018, we generated cash from financing activities of $3,988,530, compared to cash provided by financing activities of $669,134 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we raised $1,568,000 from the sale of common stock, raised $1,436,996 from the exercise of warrants, received proceeds of $1,500,000 from a secured note payable, made payments of $505,000 on our notes payable to related parties, and made payments on loans payable and capital lease obligation totaling $11,466. During the six months ended June 30, 2017, we raised $400,000 through an issuance of common stock, received proceeds from notes payable to related parties of $300,000, of which $20,000 was used to pay notes payable to related parties, and made payments on loans payable and capital lease obligation totaling $10,866.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2018, we incurred an operating loss of $10,068,339 and used cash in operations of $2,315,672, and as of June 30, 2018, we had a shareholders’ deficit of $338,018. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At June 30, 2018, we had cash on hand in the amount of $2,843,996. On April 16, 2018, we entered in a Standby Equity Distribution Agreement, or SEDA (See Note 12 of the accompanying condensed consolidated financial statements). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in case or equity financing.

Historically, we have financed our operations primarily through private sales of common stock, a line of credit, loans from a third party financial institutions, related parties, and operations. We anticipate that we will obtain positive cash flow from operations commencing in the third quarter of 2019. If our sales goals do not materialize as planned, we believe that we can reduce our operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans.

Notes Payable

On July 1, 2012, we entered into a notes payable agreement with Lydia Hao, who is the mother of Alvin Hao, our executive vice president and a director. The maximum borrowings allowed under the note are $200,000. Through December 31, 2013, the note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the note was reduced to 8% per annum. The note is due 30 days after demand. Amounts owed on the note balance were $195,000 at December 31, 2017. During the six months ended June 30, 2018, we made payments of $195,000 and the notes were retired.

On May 9, 2016, we also entered into notes payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at June 30, 2018 and December 31, 2017, respectively.

In February 2017, we executed two separate promissory notes and borrowed $300,000 from the relatives of Alan Lien, our Chief Executive Officer and one of our directors. The notes are unsecured, payable on demand and carry an interest rate of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017. During the six months ended June 30, 2018, we made payments of $300,000 and the notes were retired.

We also entered into note agreements with the parents of Alan Lien, our Chief Executive Officer and one of our directors  . The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 was due on the loans as of December 31, 2017 and 2016, respectively. During the six months ended June 30, 2018, we made payments of $10,000, leaving a balance due of $40,000 as of June 30, 2018. The loans are currently past due.

Private Placement Offering

During the six months ended June 30, 2018, we raised a total of $1,068,000 through an issuance of 821,538 shares, at $1.30 per share, through a private placement to accredited investors pursuant to Regulation D.

Proceeds from Sale of Common Stock

During the six months ended June 30, 2018, we raised a total of $500,000 through an issuance of 500,000 shares of common stock at $1.00 per share.

Proceeds from Exercise of Warrants

During the six months ended June 30, 2018, we received $1,436,996 in proceeds on the exercise of 1,306,360 warrants.

Proceeds from Secured Note Payable

During the six months ended June 30, 2018, we received proceeds of $1,500,000 on the issuance of a secured note payable for $1,500,000 (see Note 8 of the accompanying Condensed Consolidated Financial Statements).

Standby Equity Distribution Agreement

On April 16, 2018, we entered into a SEDA with YA II PN, Ltd., or YA II PN. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $25,000,000 facility may be drawn-down upon by us in installments, the maximum amount of each of which is limited to $1,000,000. For each share of common stock purchased under the SEDA, YA II PN will pay 90% of the lowest volume weighted average price, or VWAP, of our shares of common stock during the five trading days following our draw-down notice to YA II PN. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

In connection with the SEDA, we issued to YA II PN, a five year commitment fee warrant to purchase 1,000,000 shares of our common stock at $0.01 per share.

We cannot sell shares of common stock to YA II PN under the SEDA until a registration statement registering shares for sale is declared effective by the Securities and Exchange Commission, or SEC.

Convertible Debenture Termination

During the six months ended June 30, 2018, YA II PN (see Note 9 of the accompanying condensed consolidated financial statements) notified us in writing that it elected to convert all remaining outstanding principal and interest accrued and otherwise payable under a convertible debenture, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the conversion of the debenture, we issued an aggregate of 1,788,082 shares of our common stock. Upon the conversion, the debenture and the security agreement were both terminated in accordance with their respective terms effective as of April 18, 2018, and all security interest and liens under the security agreement were released and terminated.

Series A Preferred Stock Conversion

On April 24, 2018, we received a notice of conversion from the holder of our Series-A Convertible Preferred Stock, or Series-A (see Note 10 of the accompanying condensed consolidated financial statements), pursuant to which the Series-A holder elected to convert all of the remaining outstanding Series-A into shares of our common stock. Upon the conversion of the balance of the Series-A, we issued 52,500 shares of common stock and no Series-A were outstanding.

Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Not all of the accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis; and

b)	Lack of a functioning audit committee due to a lack of independent board members, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended June 30, 2018.

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

We plan to appoint one or more outside directors to our Board of Directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2018, we issued an aggregate of 805,000 shares of our common stock to various consultants in lieu of compensation. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2018, we issued an aggregate of 1,788,082 shares of our common stock upon the conversion of an aggregate of $1,788,082 of outstanding debentures including accrued interest, . The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2018, we issued 52,500 shares of our common stock upon the conversion of Series-A preferred stock. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2018, we issued 450,000 shares of our common stock upon the exercise of warrants.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

During the quarter ended June 30, 2018, we sold 500,000 shares of our common stock to one accredited investor for $500,000. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Solis Tek Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLIS TEK INC.

Date: August 14, 2018	By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

