Form 10-Q
period 2018-09-30
Generation Alpha, Inc.
filed 2018-11-13
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53635

GENERATION ALPHA, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

853 Sandhill Ave.

Carson, CA 90746

(Address of principal executive offices) (Zip code)

(888) 998-8881

(Registrant’s telephone number, including area code)

Solis Tek Inc.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.          [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of registrant’s common stock outstanding as of November 9, 2018 was 46,066,564.

GENERATION ALPHA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GENERATION ALPHA, INC.

(FORMERLY SOLIS TEK INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$2,053,399	$967,943
Accounts receivable, net of allowance for doubtful accounts and returns of $22,288 and $396,499, respectively	296,803	417,484
Inventories, net	1,157,373	1,684,463
Advances to suppliers – formerly a related party	540,090	735,730
Prepaid expenses and other current assets	247,323	134,374
Total Current Assets	4,294,988	3,939,994

Property and equipment, net	509,969	138,243
Intangible assets acquired from related party, net	1,382,941	-
Other assets	83,887	37,980
TOTAL ASSETS	$6,271,785	$4,116,217

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,839,820	$1,124,349
Due to former related party vendor	-	381,457
Contract obligations, current portion	331,818	-
Note payable - related parties	640,000	1,145,000
Note payable to related party, current portion, net of discount of $747,032 and $0, respectively	752,968	-
Convertible note payable to related party, current portion, net of discount of $0 and $1,055,556, respectively	-	194,444
Due to related parties	124,117	146,534
Capital lease obligations, current portion	260	9,665
Loans payable, current portion	3,383	8,476
Total Current Liabilities	3,692,366	3,009,925

Loans payable, net of current portion	-	17,481
Contract obligations, net of current portion	445,295	-
Convertible note payable, net of current portion, net of discount of $0 and $500,000, respectively	-	-
Derivative liability	6,617,284	7,415,000
Total liabilities	10,754,945	10,442,406

Series-A Convertible Preferred Shares, net of no discount and $351,000, no par value, none and 351,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 45,066,564 and 38,522,034 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	45,067	38,522
Additional paid-in-capital	28,459,378	9,077,690
Accumulated deficit	(32,987,605)	(15,442,401)
Total Shareholders’ Deficit	(4,483,160)	(6,326,189)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,271,785	$4,116,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

(FORMERLY SOLIS TEK INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$851,710	$1,993,865	$2,565,085	$7,336,980
Cost of goods sold (1)	718,139	1,322,497	1,836,980	4,625,210
Gross profit	133,571	671,368	728,105	2,711,770

Operating expenses
Selling, general and administrative expenses	4,115,603	2,050,189	10,213,893	9,206,076
Research and development	37,332	82,500	151,916	247,770
Excess cost of acquisition from a related party over historical basis	-	-	4,450,000	-
Total operating expenses	4,152,935	2,132,689	14,815,809	9,453,846

Loss from operations	(4,019,364)	(1,461,321)	(14,087,704)	(6,742,076)

Other income (expenses)
Financing costs (2)	-	-	(7,317,406)	-
Change in fair value of derivative liability	(2,525,234)	-	4,286,692	-
Gain on extinguishment of derivative liability	-	-	2,389,427	-
Interest expense (3)	(548,632)	(28,190)	(2,813,013)	(84,010)
Total other expenses	(3,073,866)	(28,190)	(3,454,300)	(84,010)

Loss before income taxes	(7,093,230)	(1,489,511)	(17,542,004)	(6,826,086)

Provision for income taxes	-	-	3,200	4,113

Net loss	$(7,093,230)	$(1,489,511)	$(17,545,204)	$(6,830,199)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.04)	$(0.42)	$(0.18)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	42,826,985	37,079,972	41,810,624	37,482,508

(1) Included in cost of goods sold are these amounts from a former related party	$137,080	$977,784	$549,802	$3,607,090
(2) Included in financing costs are these amounts from a related party	-	-	6,177,406	-
(3) Included in interest expense are these amounts from related parties	$16,868	$45,205	$39,781	$81,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

(FORMERLY SOLIS TEK INC.)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	38,522,034	$38,522	$9,077,690	$(15,442,401)	$(6,326,189)

Net proceeds from sale of common stock	1,321,538	1,322	1,566,678		1,568,000

Fair value of common stock issued for services	1,310,000	1,310	1,635,490		1,636,800

Fair value of common stock issued to directors and employees	450,000	450	957,570		958,020

Shares issued on exercise of warrants	1,306,360	1,306	1,435,690		1,436,996

Shares issued on conversion of convertible note payable	1,788,082	1,788	1,786,294		1,788,082

Shares issued on conversion of Series-A convertible preferred shares	368,550	369	368,181		368,550

Extinguishment of derivative liability			1,799,003		1,799,003

Fair value of warrants issued for financing costs			1,140,000		1,140,000

Fair value of warrants issued for acquisition of intangible assets from related party			5,450,000		5,450,000

Fair value of vested stock options			3,242,782		3,242,782

Net loss				(17,545,204)	(17,545,204)

Balance, September 30, 2018	45,066,564	$45,067	$28,459,378	$(32,987,605)	$(4,483,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

(FORMERLY SOLIS TEK INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(17,545,204)	$(6,830,199)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Provision for allowance for doubtful accounts and sales returns	(302,763)	75,333
Provision for inventory reserves	347,828	-
Depreciation and amortization	179,717	53,111
Imputed interest on contractual obligation	8,590	-
Gain on sale of property and equipment	(2,400)
Fair value of warrants issued to related party in excess of basis of acquired licensing rights	4,450,000	-
Fair value of vested stock options	3,242,782	204,449
Fair value of common stock issued for services	1,636,800	2,096,597
Fair value of common stock issued to directors and employees	958,020	2,835,000
Fair value of warrants issued for financing costs	7,317,406	-
Common stock purchased by officer at discount	-	300,000
Amortization of debt discount	2,308,524	-
Amortization of Series-A preferred shares discount	368,550	-
Change in the fair value of derivative liability	(4,286,692)	-
Gain on extinguishment of derivative liability	(2,389,427)	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	423,444	(312,071)
Inventories	179,262	1,111,166
Advances to suppliers	195,640	-
Prepaid expenses and other	(112,949)	(158,978)
Other assets	(45,907)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	753,553	387,571
Due to former related party vendor	(381,457)	(685,108)
Due to related parties	(22,417)	26,067
Net Cash Used in Operating Activities	(2,719,100)	(897,062)

Cash Flows from Investing Activities
Collection of receivable acquired as part of acquisition	250,000	-
Cash received on sale of property and equipment	28,500	-
Purchase of property and equipment	(441,961)	(3,200)
Net Cash Used in Investing Activities	(163,461)	(3,200)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,568,000	455,000
Proceeds from sale of common stock to officer	-	100,000
Proceeds from exercise of warrants	1,436,996	-
Proceeds from secured note payable	1,500,000	-
Proceeds from notes payable related parties	-	300,000
Payments on notes payable related party	(505,000)	(20,000)
Payments on capital lease obligations	(9,405)	(10,245)
Payments on loans payable	(22,574)	(6,147)
Net Cash Provided by Financing Activities	3,968,017	818,608

Net increase (decrease) in cash	1,085,456	(81,654)
Cash beginning of period	967,943	275,783
Cash end of period	$2,053,399	$194,129

Interest paid	$68,106	$25,327
Taxes paid	$3,200	$3,200

Non-Cash Financing Activities
Extinguishment of derivative liability	$1,799,003	$-
Change in the fair value of derivative liability	$4,286,692	$-
Common shares issued upon conversion of convertible note payable and accrued interest	$1,788,082	$-
Common shares issued upon conversion of Series-A convertible preferred shares	$368,550	$-
Assets acquired from related party on issuance of warrants	$1,750,000	$-
Contract obligations incurred on acquisitions of license agreement	$768,523	$-

The accompanying notes are integral part of these condensed consolidated financial statements

GENERATION ALPHA, INC.

(FORMERLY SOLIS TEK INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Generation Alpha, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

History and Organization

Generation Alpha, Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 2, 2007 as Cinjet, Inc. (“Cinjet”). Effective September 1, 2015, Cinjet changed its corporate name to Solis Tek Inc. (“Solis Tek”). Effective September 25, 2018, Solis Tek changed its corporate name to Generation Alpha, Inc. On June 23, 2015, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Agreement”) with Solis Tek Inc., a California corporation (“STI”), and CJA Acquisition Corp., a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into STI (the “Merger”), with STI surviving the Merger as a wholly-owned subsidiary of the Company. The Merger was accounted for as a recapitalization of the Company with STI being deemed the accounting acquirer.

Name Change and Merger Agreement

Effective September 25, 2018, Generation Alpha, Inc. (f/k/a Solis Tek Inc.) (the “Company”) entered into an agreement and plan of merger (the “Merger Agreement”), whereby a wholly-owned subsidiary of the Company (the “Merger Sub”) was merged into the Company (the “Merger”). Upon consummation of the Merger, the separate existence of Merger Sub ceased.

As permitted by Chapter 92A.180 of Nevada Revised Statutes, the purpose of the Merger was to effect a change of the Company’s name from “Solis Tek Inc.” to “Generation Alpha, Inc.” On September 24, 2018, the Company filed articles of merger with the Secretary of State of Nevada, which were effective September 25, 2018, to effect the Merger, and the Company’s Articles of Incorporation were deemed amended to reflect the change in the Company’s corporate name (the “Name Change”).

In connection with the foregoing, the Company filed an Issuer Company-Related Action Notification Form with the Financial Industry Regulatory Authority (“FINRA”), requesting confirmation of the Name Change and also to request the change of the Company’s ticker symbol from “SLTK” to “GNAL” (the “Symbol Change”).

The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s securities will continue to be quoted on the OTC Markets. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid. Certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2018, the Company incurred an operating loss of $14,087,704, used cash in operations of $2,719,100 and had a shareholders’ deficit of $4,483,160 as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2018, the Company had cash on hand in the amount of $2,053,399. On April 16, 2018, the Company entered in a Standby Equity Distribution Agreement (“SEDA”) that may provide it with additional funds (See Note 12). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s shareholders, in case of equity financing.

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

For the nine months ended September 30, 2018, options to acquire 7,784,391 shares of common stock and warrants to acquire 13,783,140 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at September 30, 2018, as their effect would have been anti-dilutive. For the nine months ended September 30, 2017, options to acquire 3,000,000 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at September 30, 2017, as their effect would have been anti-dilutive.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of September 30, 2018 and December 31, 2017, the Company recorded reserves for returned product in the amounts of $116,857 and $114,119, respectively, which reduced the accounts receivable balances as of those periods.

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At September 30, 2018 and December 31, 2017, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the nine months ended September 30, 2018 and 2017, its ballasts, lamps and reflectors, which comprised the majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a former related party (see Note 5).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. Two customers accounted for 19.0% and 13.0%, respectively, of the Company’s revenue for the three months ended September 30, 2018, and for the three months ended September 30, 2017, no customer accounted for more than 10% of the Company’s revenue. Shipments to customers outside the United States comprised 3.3% and 0.1% for the three months ended September 30, 2018 and 2017, respectively. One customer accounted for 12.1% of the Company’s revenue for the nine months ended September 30, 2018, and for the nine months ended September 30, 2017, no customer accounted for more than 10% of the Company’s revenue. Shipments to customers outside the United States comprised 4.7% and 2.6% for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, one customer accounted for 12.9% of the Company’s trade accounts receivable balance, and as of December 31, 2017, four customers accounted for 17.1%, 14.8%, 14.5% and 14.3%, respectively, of the Company’s trade accounts receivable balance.

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

The fair value of the derivative liabilities of $6,617,284 and $7,415,000 at September 30, 2018 and December 31, 2017, respectively, was valued using Level 2 inputs.

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

At September 30, 2018, the Company had intangible assets of $1,382,941 (see Note 4) that consist of a license right. Management believes there were no indications of impairment based on management’s assessment of these assets at that date. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of its assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. If current economic conditions worsen causing a decrease in anticipated revenues and/or increased costs, the Company may have to record an impairment to its intangible assets.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Machinery and equipment	$198,455	$234,706
Computer equipment	12,448	12,448
Furniture and fixtures	82,779	97,451
Leasehold improvements	431,819	7,000
	725,501	351,605
Less: accumulated depreciation	(215,532)	(213,362)
Property and equipment, net	$509,969	$138,243

Depreciation expense for the three and nine months ended September 30, 2018 was $13,066 and $44,134, respectively, and depreciation expense for the three and nine months ended September 30, 2017 was $17,480 and $53,111, respectively. During the nine months ended September 30, 2018, the Company sold certain of its property and equipment for $28,500. The book value of the property and equipment was $26,100, resulting in a gain on the sale of property and equipment of $2,400.

Property and equipment include assets acquired under capital leases of $64,632 and $64,632 at September 30, 2018 and December 31, 2017, respectively.

NOTE 4 – LICENSE AGREEMENT ACQUIRED FROM RELATED PARTIES

License agreement acquired from related parties as of September 30, 2018 and December 31, 2017, consisted of the following:

	As of
	September 30, 2018	December 31, 2017
License agreement	$1,518,523	$-
Accumulated amortization	(135,582)	-
Intangible assets, net	$1,382,941	$-

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

Through the acquisition, the Sellers’ rights and obligations under the CMSA transferred to the Company, including the payment of an additional $250,000 within 10 days after receipt of the AZDHS approval to operate the facility; and the Installment Payments. As the Installment Payments totaling $600,000 are noninterest bearing, the Company calculated the net present value of the Installment Payments to be $518,523 (or a discount of $81,477) based on an 8% cost of capital (which is consistent with borrowing rate of the Company’s other notes). The Company recorded the aggregate amount of these payments of $1,518,523 as part of the acquisition cost of the Management Agreement, which will be amortized over five years, the length of the Management Agreement. Amortization expense for both the three and nine months ended September 30, 2018 was $54,235 and $135,584, respectively.

Since the assets, including a $250,000 balance due from Future Farm Technologies, was acquired from related parties, the assets were recorded at their historical acquisition cost of $1,000,000. The Company issued 5,000,000 Warrants to the Sellers with an exercise price of $0.01 and an expiration date of May 9, 2023. Based on a Black-Sholes Merton model, the Warrants were valued at $5,450,000. Since the assets acquired were acquired from related parties, the difference of $4,450,000 between the fair value of the warrants granted of $5,450,000 and the historical acquisition cost of $1,000,000 was recorded as related party compensation cost in the accompanying condensed consolidated statements of operations. The $250,000 receivable was received by the Company during the nine month period ended September 30, 2018.

As of September 30, 2018, the remaining Management Agreement obligation was $777,113 (net of discount of $72,887), for which $331,818 was reflected as current and $445,295 was reflected as long term in the accompanying condensed consolidated balance sheet.

NOTE 5 - RELATED PARTY TRANSACTIONS

Supplier (Former Related Party)

A family member of an officer/shareholder owned a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the supplier for the three and nine months ended September 30, 2018 totaled approximately $381,000 and $1,478,000, and $1,411,000 and $2,913,000, respectively, for the three and nine months ended September 30, 2017. The Company believes purchase prices from this vendor approximated what the Company would have to pay from an independent third party vendor. In 2017, the Company determined that due to a change in relationship status, this vendor that was formerly considered a related party, was deemed to no longer be a related party. At September 30, 2018 and December 31, 2017, the Company owed the former related party $0 and $381,457, respectively. At September 30, 2018 and December 31, 2017, the Company had made advanced deposit payments to this vendor for $540,090 and $735,730, respectively, which will be applied to purchase inventory upon delivery.

Due to Related Parties

As of September 30, 2018 and December 31, 2017, the Company owed related parties $124,117 and $146,534, respectively. The balances are interest owed on notes payable to related parties (see Note 6). During the nine months ended September 30, 2018, the Company added $52,889 of additional accrued interest and made interest payments of $75,306.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Notes payable to officers/shareholders (a)	$-	$195,000
Notes payable to officers/shareholders (b)	600,000	600,000
Notes payable to related parties (c)	-	300,000
Notes payable to related parties (d)	40,000	50,000
Total	$640,000	$1,145,000

a.	On July 1, 2012, the Company entered into a notes payable agreement with Lydia Hao, who is the mother of Alvin Hao, the Company’s executive vice president and a director. The maximum borrowings allowed under the note are $200,000. Through December 31, 2013, the note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the note was reduced to 8% per annum. The note is due 30 days after demand. Amounts owed on the note balance were $195,000 at December 31, 2017. During the nine months ended September 30, 2018, the Company made payments of $195,000 and the notes were retired.

b.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at September 30, 2018 and December 31, 2017, respectively.

c.	In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The notes are unsecured, payable on demand and carry an interest rate of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017. During the nine months ended September 30, 2018, the Company made payments of $300,000 and the notes were retired.

d.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 was due on the loans as of each of December 31, 2017 and 2016. During the nine months ended September 30, 2018, the Company made payments of $10,000, leaving a balance due of $40,000 as of September 30, 2018. The loans are currently past due.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Automobile loans	$3,383	$25,957
Less: current portion	(3,383)	(8,476)
Non-current portion	$-	$17,481

In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. During the nine months ended September 30, 2018, the Company made payments of $22,574, which included payment in full on one of its automobile loans, leaving one remaining loan. A total of $3,383 and $25,957 was owed on the loans as of September 30, 2018 and December 31, 2017, respectively.

NOTE 8 – SECURED NOTE PAYABLE TO RELATED PARTY

Secured note payable to related party consists of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

YA II PN, Ltd.	$1,500,000	$-
Less debt discount	(747,032)	-
Secured note payable, net	$752,968	$-

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

The Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future events. As such, the Company determined that the conversion feature and the warrants created a derivative with a fair value of $7,677,406 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the 2018 Note of $1,500,000 as a valuation discount to be amortized over the life of the 2018 Note, and the excess of $6,177,406 was recorded as a finance cost for the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, amortization of debt discount was $752,968 and was recorded as an interest cost. The unamortized balance of the debt discount was $747,032 as of September 30, 2018.

NOTE 9 – CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

Convertible note payable to related party consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

YA II PN, Ltd.	$-	$1,750,000
Less debt discount	-	(1,555,556)
Convertible note payable, net	$-	$194,444

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

The unamortized balance of the debt discount was $1,555,556 as of December 31, 2017. In April 2018, YA II PN notified the Company in writing that it elected to convert all remaining outstanding principal and interest accrued and otherwise payable under the 2017 Note, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the conversion of the 2017 Note, the Company issued an aggregate of 1,788,082 shares of its common stock to YA II PN and the 2017 Note and the security agreement were both terminated and all security interest and liens under the security agreement were released and terminated. The balance of the debt discount of $1,555,556 was recorded as an interest cost during the period ended September 30, 2018.

NOTE 10 – SERIES-A CONVERTIBLE PREFERRED STOCK AND WARRANTS

Series-A Convertible Preferred Shares consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

5% Series-A preferred stock, $0.0001 par value, none and 351,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	$-	$351,000
Discount relating to fair value of conversion feature and warrants granted upon issuance	-	(351,000)
Preferred stock	$-	$-

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

As part of the issuance, the Company initially granted Series-A Warrants to purchase 226,512 shares of common stock to FirstFire. The Company subsequently issued 56,628 additional Series-A Warrants to FirstFire as part of the offering, bringing the total Series-A Warrants issued to them to 283,140. The Series-A Warrants are exercisable at $1.25 per share and will expire in five years. The exercise price, and the number of warrants to be issued, are subject to adjustment. The exercise price of the Series-A Warrants is subject to a reset provision (down round protection) in the event the Company issues similar debt or equity instruments with a price lower than $1.25 per share. The number of Series-A Warrants shall also be increased upon the occurrence of certain events.

The Company considered the accounting guidance and determined the appropriate treatment is to account the Series-A conversion feature as a liability since the instrument is convertible into a variable number of shares (i.e. the conversion price continuously reset) and that the Company could no longer determine if it had enough authorized shares to fulfil the conversion obligation. Furthermore, the Company determined that the exercise price of the Series A Warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As such, the Company determined that the conversion feature of the Series-A preferred stock had a fair value of $564,000 at issuance, and the fair value of 283,140 Series-A Warrants had a fair value of $338,358 at issuance, which created a derivative with an aggregate fair value of $902,358 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the preferred as a reduction of the fair value of the preferred stock of $295,410, and the excess of $606,948 was recorded as a deemed dividend and a charge to paid in capital during the year ended December 31, 2017.

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

During the nine months ended September 30, 2018, the Company received notices of conversion from FirstFire, pursuant to which FirstFire elected to convert all of the outstanding Series-A into common shares of the Company. Upon the conversion of the balance of the Series-A, the Company issued 368,550 shares of common stock and no Series-A were outstanding as of September 30, 2018. Upon conversion, the unamortized discount of $351,000 was reflected as an interest cost.

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

As of September 30, 2018, and December 31, 2017, the derivative liabilities were valued using either a probability weighted average Monte Carlo pricing model or the Black Scholes pricing model with the following assumptions:

	September 30, 2018	Issued During 2018	December 31, 2017

Exercise Price	$0.49 – 1.50	$1.50	$1.10 – 1.25
Stock Price	$0.95	$1.09	$2.23
Risk-free interest rate	2.91-2.94%	2.83%	1.76-2.20%
Expected volatility	126 – 138%	171%	172%
Expected life (in years)	4.06 – 4.61	5.0	1.30 – 5.00
Expected dividend yield	0%	0%	0%

Warrants	$6,617,284	$7,677,406	$3,000,000
Convertible debt	-	-	3,633,000
Series-A Preferred Stock	-	-	782,000
Fair Value:	$6,617,284	$7,677,406	$7,415,000

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

During the nine months ended September 30, 2018, the Company recognized $4,286,692 as other income, which represented the change in the fair value of the derivative from the respective prior period. In addition, during the nine months ended September 30, 2018, the Company recognized $4,188,430, which represented the extinguishment of derivative liabilities, of which $2,389,437, was included in other income, and the remaining $1,799,003 was recorded to additional paid-in-capital. In addition, the Company recognized derivative liabilities of $7,677,406 upon issuance of warrants (see Note 8).

NOTE 12 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the nine months ended September 30, 2018, the Company received proceeds of $1,068,000 from the issuance of 821,538 shares of common stock, at $1.30 per share, as part of a Regulation D offering and the Company received proceeds of $500,000 from YA II PN from the sale of 500,000 shares of common stock at $1.00 per share.

Common shares issued for services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and, sales and marketing activities. During the nine months ended September 30, 2018, the Company issued an aggregate of 1,310,000 shares of common stock to these consultants with a fair value of $1,636,000 at date of grant, which was recognized as compensation cost.

Common shares issued to directors and employees for services

Board of Directors Appointments

On August 22, 2018, the Board of Directors (the “Board”) of the Company appointed Mr. Peter Najarian and Ms. Tiffany Davis as directors of the Company, effective immediately. In connection with the appointments, the Company issued an aggregate of 200,000 shares of common stock valued at $148,000, or $0.74 per share, and recorded to stock based compensation expense during the period ended September 30, 2018.

Executive Employment Agreements

On February 14, 2018, the Company entered into a three-year employment agreement with Tiffany Davis as the Company’s Chief Operating Officer. As part of the employment agreement, Ms. Davis was granted 1,000,000 shares of the Company’s common stock, of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,340,000, of which $335,000 was recorded as stock-based compensation expense on the date of grant, and the remaining $1,005,000 was to be amortized ratably over the three-year vesting period, of which $173,353 was recorded as stock-based compensation expense during the nine months ended September 30, 2018. As discussed in Note 13 below, on August 22, 2018, Ms. Davis entered into an employment agreement that superseded and replaced this employment agreement.

Former Chief Compliance Officer

On December 27, 2017, the Company entered into a four-year employment agreement with Stanley L. Teeple as the Company’s Chief Compliance Officer. As part of the Employment Agreement, Mr. Teeple was granted 1,000,000 shares of the Company’s common stock, of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,710,000, of which $427,500 was recorded as stock-based compensation during the year ended December 31, 2017, and $285,000 was recorded as stock-based compensation during the nine months ended September 30, 2018. Stanley Teeple resigned as the Company’s Chief Compliance Officer, Secretary and Senior Vice President, effective August 31, 2018, and the obligation to issue the remaining 750,000 shares and corresponding remaining future amortization of stock-based compensation ceased.

Former Chief Executive Officer

On January 6, 2017, the Company extended an offer to Dennis G. Forchic to become the Company’s Chief Executive Officer. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. As part of the Employment Agreement, the Company issued a total of 5,411,765 shares valued at $2,760,000. In addition, Mr. Forchic purchased an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $300,000, which was recorded as stock compensation expense during the nine months ended September 30, 2017. In addition, Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next three years. The options were valued at $835,767 using a Black Scholes options pricing model and was being amortized as an expense over the vesting period. The unamortized portion of this award as of December 31, 2017 was $561,671.

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

During the nine months ended September 30, 2018, the Company recorded a charge of $561,671 of stock-based compensation related to the immediate vesting of 2,000,000 previously unvested stock options, and $449,000 related to Mr. Forchic’s remaining salary obligation. The total charge of $1,010,671 is included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements.

Employee Employment Agreement

In November 2015, the Company entered into a four-year employment agreement with one of its employees, in which the employee was granted 500,000 shares of the Company’s common stock. The shares vest equally in six-month periods over the four years. The fair value of the shares on the date of grant was $400,000, which was being amortized ratably over the four-year service period. This employee was terminated February 27, 2018, and the remaining 250,000 share obligation ceased. The amount amortized as stock-based compensation expense during the nine months ended September 30, 2018 was $16,667.

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

In connection with the SEDA, the Company issued to YA II PN, a five-year Commitment Fee Warrant (the “Fee Warrant”) to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share. The aggregate fair value of the Fee Warrant granted was determined to be $1,140,000 and recorded as a financing costs in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018. Subsequent to September 30, 2018, the Fee Warrant was exercised (see Note 14).

The Company cannot sell shares of common stock to YA II PN under the SEDA until a registration statement is declared effective by the Securities and Exchange Commission.

Summary of Stock Options

A summary of stock options for the nine months ended September 30, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2017	3,000,000	$0.60
Options granted	4,784,391	0.77
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, September 30, 2018	7,784,391	$0.71
Balance exercisable, September 30, 2018	7,784,391	$0.71

Information relating to outstanding options at September 30, 2018, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.60	3,000,000	4.36	$0.60	3,000,000	$0.60
$0.74	4,034,391	4.89	$0.74	4,034,391	$0.74
$0.94	750,000	4.91	$0.94	750,000	$0.94
	7,784,391	4.72	$0.71	7,784,391	$0.71

In August 2018, the Company granted to its executives, Lien and Davis, stock options to purchase an aggregate of 4,034,391 shares of Common Stock (see Note 13 Executive Agreements). The fair value of the stock options granted was determined to be $2,164,755, which was recorded to stock-based compensation expense during the nine month period ended September 30, 2018. The stock options immediately vested on the date of issuance. The fair value of the stock options was calculated using the Black-Scholes option pricing model using the following assumptions – stock price of $0.74; exercise price of $0.74; expected life of 3 years; volatility of 123.1%; dividend rate of 0.0% and discount rate of 2.7%. In addition, pursuant to the agreements, on the first, second and third anniversaries, (i) Lien shall receive options to purchase 3% of the total number of shares of common stock then outstanding and (ii) Davis shall receive options to purchase 2%, 2% and 3%, respectively, of the total number of shares of common stock then outstanding, with all such options having an exercise price equal to the closing price of the Company’s common stock on the trading day prior to such anniversary and exercisable for five years from issuance. In addition, Davis received fully vested options to purchase 750,000 shares of Common Stock, exercisable for five years at $0.94 per share with a fair value of $516,356.

On February 5, 2018, the Company terminated its employment agreement with Mr. Forchic, and per the terms of the employment agreement, 2,000,000 unvested option immediately vested, resulting in a stock-based compensation charge of $561,671 during the nine month period ended September 30, 2018.

As of September 30, 2018, the Company had no outstanding unvested options with future compensation costs. However, there will be future compensation related to the options to be awarded to Lien and Davis under their employment agreements discussed above. The weighted-average remaining contractual life of options outstanding and exercisable at September 30, 2018 was 4.72 years. The intrinsic value of both outstanding and exercisable options at September 30, 2018 was $1,889,000.

Summary of Warrants

A summary of warrants for the nine months ended September 30, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2017	1,589,500	$1.10
Warrants granted	13,500,000	0.84
Warrants exercised	(1,306,360)	1.10
Warrants expired or forfeited	-	-
Balance outstanding, September 30, 2018	13,783,140	$0.84
Balance exercisable, September 30, 2018	13,783,140	$0.84

Information relating to outstanding warrants at September 30, 2018, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	6,000,000	4.61	$0.01	6,000,000	$0.01
$1.10	283,140	4.06	$1.10	283,140	$1.10
$1.50	7,500,000	4.61	$1.50	7,500,000	$1.50
	13,783,140	4.59	$0.84	13,783,140	$0.84

During the nine month period ended September 30, 2018, the Company issued five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.01 as consideration for an acquisition (see Note 4). The Company also issued five-year warrants to purchase 7,500,000 shares of common stock at an exercise price of $1.50 as part of a secured promissory note (see Note 8). Lastly, in connection with the SEDA discussed above, the Company issued five-year warrants to YA II PN to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share as a commitment fee.

During the nine months ended September 30, 2018, the Company issued 1,306,360 shares of its common stock on the conversion of warrants, at $1.10 per share, resulting in proceeds of $1,436,996.

The weighted-average remaining contractual life of warrants outstanding and exercisable at September 30, 2018 was 4.59 years. The intrinsic value of both outstanding and exercisable warrants at September 30, 2018 was $5,628,000.

NOTE 13- COMMITMENTS

Operating Leases

California Facility (West Coast Facility)

The Company’s principal executive offices and warehouse are located at 853 Sandhill Avenue, Carson, California, 90746. The Company occupies a 17,640 square foot facility pursuant to a five-year lease with an independent party ending on September 30, 2023, with an unaffiliated party, pursuant to which it pays $15,000 per month in rental charges.

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

On May 7, 2018 the Company signed a sublease with Atlas Company for subletting its east coast facility in South Hackensack, NJ. The decision to close the east coast operations was a consolidation move to better serve the customer base with all shipments coming out of the west coast facility in Carson, CA. With this move, the serviceability and supply chain fulfillment has eliminated multiple shipping destinations out of China, and split shipment to customers from both east and west in the USA. The sublease has been executed and provides a zero out-of-pocket cost to the Company for the remainder of the lease.

Arizona Property

On April 19, 2018, the Company entered into an Option Agreement, or the Option, with MSCP, LLC, a non-affiliated Arizona limited liability company, or the Lessor, pursuant to which, the Company’s subsidiary was granted an option to enter into a certain Lease Agreement, or the Lease, for the real property, including the structure and all improvements, identified in the Option, or the Premises. The Premises consists of 70,000 square feet of space and is to be used for the sole purpose of providing services related to the management, administration and operation of a cultivation and processing facility, or the Facility, on behalf of an Arizona limited liability company operating as a nonprofit organization, or the Arizona Licensee, which has been allocated a Medical Marijuana Dispensary Registration Certificate by the Arizona Department of Health Services. The activities within the Facility shall be limited to the cultivation, processing, production and packaging of medical marijuana and manufactured and derivative products which contain medical marijuana, with no right to sell or dispense any such plants or products. The Lease is for a 5-year initial term, or the Term, with an option to renew for an additional 5 year term. The base rent for the initial year of the Term is $101,500 per month with additional pro-rata net-lease charges. As consideration for the Option, the Company paid to Lessor, $160,000, or the Deposit.

On May 19, 2018, the Company exercised the Option and YLK executed the Lease, and the Deposit was treated a security deposit and rent advance, in accordance with the terms and conditions of the Lease. The Company is a guarantor of YLK’s obligations under the Lease, on behalf of Arizona Licensee.

Technology License Agreement

The Company entered into a technology license agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the three and nine months ended September 30, 2018 and 2017, $25,000 and $75,000, respectively, was recorded as research and development expense under the agreement on the Condensed Consolidated Statements of Operations related to the minimum annual fee. For the three and nine months ended September 30, 2018 and 2017, $0 and $0, and $4,126 and $25,160, respectively, was recorded as cost of goods sold on the Condensed Consolidated Statements of Operations related to the royalty. A total of $140,713 and $165,553 was owed under the amended agreement at September 30, 2018 and December 31, 2017, respectively.

Executive Employment Agreements

On August 22, 2018, the Company entered into an employment agreement (the “Lien Agreement”) with Alan Lien (“Lien”) to continue to serve as the Company’s President, Chief Executive Officer and Chief Financial Officer. On August 22, 2018, and subsequently amended on August 27, 2018, the Company entered into an employment agreement (the “Davis Agreement” and together with the Lien Agreement, the “Agreements”) with Tiffany Davis (“Davis” and together with Lien, the “Executives”) to continue to serve as our Chief Operating Officer. The Davis Agreement supersedes and replaces the employment agreement entered into between the Company and Davis on February 14, 2018, which was terminated on August 22, 2018.

The base salary for Lien under the Lien Agreement is $280,000 per annum and the base salary for Davis under the Davis Agreement is $230,000 per annum. The base salaries increase by 10% and 8% per annum for Lien and Davis, respectively. The Lien Agreement has an initial term of four years and the Davis Agreement has an initial term of three years and the Agreements automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term. Lien and Davis will receive signing bonuses of $46,500 and $55,000, respectively, within 30 days. The Executives are entitled to receive performance-based bonuses based on increases in the Company’s total gross, top-line revenue compared to the prior year. These performance-based bonuses are a percentage of their total salary and options to purchase the Company’s common stock.

Pursuant to the Agreements, Lien and Davis received options to purchase shares of common stock equal to 6% and 3%, respectively, of the Company’s total number of shares of common stock outstanding. These options are immediately exercisable, expire five years from issuance, and are exercisable at $0.74 per share. In addition, on the first, second and third anniversaries, (i) Lien shall receive options to purchase 3% of the total number of shares of common stock then outstanding and (ii) Davis shall receive options to purchase 2%, 2% and 3%, respectively, of the total number of shares of common stock then outstanding, with all such options having an exercise price equal to the closing price of the Company’s common stock on the trading day prior to such anniversary and exercisable for five years from issuance. In addition, Davis received fully vested options to purchase 750,000 shares of common stock, exercisable for five years at $0.94 per share.

Pursuant to the Agreements, if the Company terminates Executive’s employment without Cause (as defined in the Agreements) or Executive resigns for Good Reason (as defined in the Agreement), the Executive is entitled to the following payments and benefits: (1) Executive’s fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Executive may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of Executive’s base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Executive and Executive’s eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had such Executive remained continuously employed by the Company during such period.

Pursuant to the Agreements, if Executive’s employment is terminated as a result of death or permanent disability, Executive or Executive’s estate, as applicable, is entitled to Executive’s fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

NOTE 14 – SUBSEQUENT EVENTS

On October 12, 2018, the Company issued 1,000,000 shares of common stock to YA Global II SPV LLC (“YA Global”), which shares were issued upon YA Global exercising the warrants issued on April 15, 2018, as a commitment fee in connection with the Standby Equity Distribution Agreement (see Note 12). YA Global paid the Company $10,000, or $0.01 per share, in full settlement of the exercise price.

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

Recent Developments

Effective September 25, 2018, we changed our corporate name from “Solis Tek Inc.” to “Generation Alpha, Inc.” and our stock symbol from “SLTK” to “GNAL”.

On April 19, 2018, we entered into an Option Agreement, or the Option, with MSCP, LLC, a non-affiliated Arizona limited liability company, or the Lessor, pursuant to which, our subsidiary was granted an option to enter into a certain Lease Agreement, or the Lease, for the real property, including the structure and all improvements, identified in the Option, or the Premises. The Premises consists of 70,000 square feet of space and is to be used for the sole purpose of providing services related to the management, administration and operation of a cultivation and processing facility, or the Facility, on behalf of an Arizona limited liability company operating as a nonprofit organization, or the Arizona Licensee, which has been allocated a Medical Marijuana Dispensary Registration Certificate by the Arizona Department of Health Services. The activities within the Facility shall be limited to the cultivation, processing, production and packaging of medical marijuana and manufactured and derivative products which contain medical marijuana, with no right to sell or dispense any such plants or products. The Lease is for a 5-year initial term, or the Term, with an option to renew for an additional 5 year term. The base rent for the initial year of the Term is $101,500 per month with additional pro-rata net-lease charges. As consideration for the Option, we paid to Lessor, $160,000, or the Deposit.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue and Cost of Goods Sold

Revenue for the three months ended September 30, 2018 and 2017 was $851,710 and $1,993,865, respectively, a decrease of $1,142,155, or 57%. The decrease was due to several negative factors during the third quarter of 2018, as compared to the third quarter of 2017.

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

Specific reasons to beset to Generation Alpha, included a change at the Chief Executive Officer level and change of message and direction. We previously were a retail driven company servicing our 500+ hydro-stores targeting the home and hobbyist growers. In 2018, we restructured our sales force to five nationwide commercial cultivation account managers and reset the sales team, as well as changed pricing and marketing strategies. Our shift to focus on larger commercial markets also altered our inventory strategy to longer fulfillment and lead times.

Cost of sales for the three months ended September 30, 2018 and 2017 was $718,139 and $1,322,497, respectively. Gross profit for the three months ended September 30, 2018 and 2017, was $133,571 and $671,368, respectively. The decrease in gross profit of $537,797, or 80%, was primarily due to our decrease in revenue. As a percentage of revenue, gross profit for the three months ended September 30, 2018 was 16% compared to 34% for the prior year period. The decrease in gross profit percentage was due to an increase in our reserve for excess and obsolete inventories and the change in product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended September 30, 2018 and 2017 were $4,115,603 and $2,050,189, respectively, an increase of $2,065,414, or 101%. For the three months ended September 30, 2018, stock-based compensation expense increased $2,391,894 to $2,948,089, compared to $556,195 for the prior year period. Excluding stock-based compensation expense, our SG&A decreased $326,480, or 22%, due to savings realized from the recent closure of our east coast facility and our continuing efforts to reduce our overall expenses.

Research and Development Expenses

Research and development, or R&D, expenses for the three months ended September 30, 2018 and 2017 were $37,332 and $82,500, respectively, a decrease of $45,168, or 55%. The decrease in R&D expenses was primarily due to decreased employee compensation and royalty expense.

Other Income and Expenses

Other expense for the three months ended September 30, 2018 was $3,073,866, as compared to other expense of $28,190 for the three months ended September 30, 2017. The increase in other expense was due to the recording of an expense on the change in fair value of derivative liability of $2,525,234, and the amortization of discounts to interest expense of $500,000, all of which did not exist during the prior year period. The remaining increase in interest expense over the prior year period by $20,442 was due to our increase in borrowings.

Net loss

Net loss for the three months ended September 30, 2018 was $7,093,230, compared to a net loss of $1,489,511 for the three months ended September 30, 2017. The increase in net loss was due to the increase in other expenses, increased SG&A expenses, and decreased revenues and gross profit, as discussed above.

Results of Operations for the Nine months Ended September 30, 2018 compared to the Nine months Ended September 30, 2017

Revenue and Cost of Goods Sold

Revenue for the nine months ended September 30, 2018 and 2017 was $2,565,085 and $7,336,980, respectively, a decrease of $4,771,895, or 65%. The decrease was due to several negative factors during the first nine months of 2018, as compared to the prior year period.

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

Specific reasons to beset to Generation Alpha, included a change at the Chief Executive Officer level and change of message and direction. Generation Alpha had previously been a retail driven company servicing our 500+ hydro-stores targeting the home and hobbyist growers. While we continue to service those valued retail customers, Generation Alpha has repositioned a segment of its sales force to nationwide commercial cultivation account managers and has re-programed the sales team, changed pricing and changed marketing strategies. Its recent shift to convert to a commercial mindset, also altered its inventory strategy to longer fulfillment and lead times. For the first time, our product engineers and sales team are also offering specific consulting services into every aspect of a new cultivation including environmental requirements as well as full build-out and growing ancillary services up to and including production requirements and specifications.

Cost of sales for the nine months ended September 30, 2018 and 2017, was $1,836,980 and $4,625,210, respectively. Gross profit for the nine months ended September 30, 2018 and 2017 was $728,105 and $2,711,770, respectively. The decrease in gross profit of $1,983,664, or 73%, was primarily due to our decrease in revenue. As a percentage of revenue, gross profit for the nine months ended September 30, 2018 was 28%, compared to 37% for the nine months ended September 30, 2017. The decrease in gross profit percentage was due to an increase in our reserve for excess and obsolete inventories and the change in product mix sold.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2018 and 2017 was $10,213,893 and $9,206,076, respectively, an increase of $1,007,817, or 11%. For the nine months ended September 30, 2018, stock-based compensation expense increased $401,556 to $5,837,602, compared to $5,436,046 for the prior year period. Excluding stock-based compensation expense, our SG&A increased $606,261, due to the recording of a $449,000 severance obligation to our former Chief Executive Officer (see Note 12 of the accompanying condensed consolidated financial statements), an increase in salaries and benefits, professional fees, and general operating expenses to support our operations.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2018 and 2017 were $151,916 and $247,770, respectively, a decrease of $95,854, or 39%. The decrease in R&D expenses was primarily due to decreased employee compensation and royalty expense.

Excess Cost of Acquisition to Related Party over Historical Basis

Excess cost of acquisition to related party over historical basis for the nine months ended September 30, 2018 was $4,450,000, representing a non-cash charge related to our acquisition on YLK Partners NV from related parties on May 10, 2018 (See Note 4 to the accompanying condensed consolidated financial statements).

Other Income and Expenses

Other expense for the nine months ended September 30, 2018 was $3,454,300, as compared to other expense of $84,010 for the nine months ended September 30, 2017. The increase in other expense was due to the recording of a gain on the change in fair value of derivative liability of $4,286,692 and a gain on the extinguishment of derivatives of $2,389,427, offset by financing costs of $7,317,406, and the amortization of discounts to interest expense of $2,677,074, all of which did not exist during the prior year period. The remaining increase in interest expense increased due to our increase in borrowings.

Net loss

Net loss for the nine months ended September 30, 2018 was $17,545,204, compared to a net loss of $6,830,199 for the nine months ended September 30, 2017. The increase in net loss was due to the increase in other expenses, increased SG&A expenses, and decreased revenues and gross profit as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2018, we used cash in operating activities of $2,719,100, compared to cash used in operating activities of $897,062 during the nine months ended September 30, 2017. Cash was primarily used to fund our operating loss during each period.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2018, we used $163,461 in cash flows from investment activities, representing the collection of an acquired receivable of $250,000, cash received on the sale of property and equipment of $28,500, offset by $441,961 used to purchase property and equipment. During the nine months ended September 30, 2017, we used $3,200 in cash from investing activities to purchase property and equipment.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2018, we generated cash from financing activities of $3,968,017, compared to cash provided by financing activities of $818,608 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we raised $1,568,000 from the sale of common stock, received $1,436,996 from the exercise of warrants, received proceeds of $1,500,000 from a secured note payable, made payments of $505,000 on our notes payable to related parties, and made payments on loans payable and capital lease obligation totaling $31,979. During the nine months ended September 30, 2017, we raised $555,000 through an issuance of common stock, received proceeds from notes payable to related parties of $300,000, of which $20,000 was used to pay notes payable to related parties, and made payments on loans payable and capital lease obligation totaling $16,392.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2018, we incurred an operating loss of $14,087,704 and used cash in operations of $2,719,100, and as of September 30, 2018, we had a shareholders’ deficit of $4,483,160. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At September 30, 2018, we had cash on hand in the amount of $2,053,399. On April 16, 2018, we entered in a Standby Equity Distribution Agreement, or SEDA (See Note 12 of the accompanying condensed consolidated financial statements). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in case or equity financing.

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

Notes Payable

On July 1, 2012, we entered into a notes payable agreement with Lydia Hao, who is the mother of Alvin Hao, our executive vice president. The maximum borrowings allowed under the note are $200,000. Through December 31, 2013, the note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the note was reduced to 8% per annum. The note is due 30 days after demand. Amounts owed on the note balance were $195,000 at December 31, 2017. During the nine months ended September 30, 2018, we made payments of $195,000 and the notes were retired.

On May 9, 2016, we also entered into notes payable agreements with Alan Lien and Alvin Hao, each an officer, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at September 30, 2018 and December 31, 2017, respectively.

In February 2017, we executed two separate promissory notes and borrowed $300,000 from the relatives of Alan Lien, our Chief Executive Officer and one of our directors. The notes are unsecured, payable on demand and carry an interest rate of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017. During the nine months ended September 30, 2018, we made payments of $300,000 and the notes were retired.

We also entered into note agreements with the parents of Alan Lien, our Chief Executive Officer and one of our directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 was due on the loans as of December 31, 2017 and 2016, respectively. During the nine months ended September 30, 2018, we made payments of $10,000, leaving a balance due of $40,000 as of September 30, 2018. The loans are currently past due.

Private Placement Offering

During the nine months ended September 30, 2018, we raised a total of $1,068,000 through an issuance of 821,538 shares, at $1.30 per share, through a private placement to accredited investors pursuant to Regulation D.

Proceeds from Sale of Common Stock

During the nine months ended September 30, 2018, we raised a total of $500,000 through an issuance of 500,000 shares of common stock at $1.00 per share.

Proceeds from Exercise of Warrants

During the nine months ended September 30, 2018, we received $1,436,996 in proceeds on the exercise of 1,306,360 warrants.

Proceeds from Secured Note Payable

During the nine months ended September 30, 2018, we received proceeds of $1,500,000 on the issuance of a secured note payable for $1,500,000 (see Note 8 of the accompanying Condensed Consolidated Financial Statements).

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

Convertible Debenture Termination

During the nine months ended September 30, 2018, YA II PN (see Note 9 of the accompanying condensed consolidated financial statements) notified us in writing that it elected to convert all remaining outstanding principal and interest accrued and otherwise payable under a convertible debenture, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the conversion of the debenture, we issued an aggregate of 1,788,082 shares of our common stock. Upon the conversion, the debenture and the security agreement were both terminated in accordance with their respective terms effective as of April 18, 2018, and all security interest and liens under the security agreement were released and terminated.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended September 30, 2018.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: November 13, 2018	By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

