Form 10-K
period 2018-12-31
Generation Alpha, Inc.
filed 2019-04-15
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-53635

GENERATION ALPHA, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

853 Sandhill Ave., Carson, California	90746
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2018, based on the closing sales price of the common stock as quoted on the OTCQB was $11,422,206. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 12, 2019, there were 46,320,564 shares of registrant’s common stock outstanding.

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

Overview of Business

We are focused on (i) acquiring facilities and licenses in states that permit medical cannabis, in order to operate cannabis cultivation and processing facilities, and (ii) the research, design, development and manufacturing of advanced, energy efficient indoor horticulture lighting, plant nutrient products, and ancillary equipment. Our vision is to apply the latest advances in high efficiency lighting and controls technology as well as effective manufacturing techniques to deliver highly differentiated lighting and nutrient products with clear benefits at competitive prices to the greenhouse and indoor horticulture markets.

In 2018, we acquired YLK Partners AZ, LLC, or YLK Partners, an Arizona-based company to provide turn-key services for the management, administration, and operation of a medical marijuana cultivation and processing facility. YLK has a cultivation management services agreement, or the Management Agreement, with an Arizona licensee, or the Arizona Licensee, that was entered into on January 5, 2018.

Our subsidiary, Solis Tek, Inc., a California corporation, was formed in June of 2010. Its operations consist of designing, developing and sourcing of a line of Solis Tek Digital Ballasts intended for use in high intensity lighting systems used for horticulture. An electrical ballast is a device intended to limit the amount of current in an electric circuit. A familiar and widely used example is the inductive ballast used in fluorescent lamps, which limits the current through the tube, which would otherwise rise to destructive levels due to the tube’s negative resistance characteristic. Since the commencement of operations, our product line has evolved from digital ballasts to a line of lighting products including a line of specialty ballasts ranging from 400 watts to 1,000 watts with various features, our Lamp Products, a line of reflectors, high intensity lighting accessories and a new line of LED lighting technologies.

Cannabis Cultivation and Processing Management Services

In 2018, we acquired YLK Partners to provide turn-key services to other companies in the cannabis industry, whereby we handle the management, administration, and operation of a medical marijuana cultivation and processing facility. The Arizona Licensee is authorized to operate a medical marijuana dispensary, one (1) onsite facility and one (1) offsite facility, to produce, sell and dispense medical marijuana and manufactured and derivative products that contain marijuana pursuant to Title 9; Chapter 17 of the Arizona Department of Health Services, or AZDHS, Medical Marijuana Program and Arizona Revised Statute § 36-2801 et seq., as amended from time to time. Pursuant to the Management Agreement, YLK will provide the management services for the offsite facility, on behalf of the Arizona Licensee.

On April 2, 2019, we acquired, through our wholly-owned subsidiary Extracting Point, LLC, or Extracting Point, the real property located at 2601 West Holly Street in Phoenix, Arizona, or the Arizona Facility, for $3,500,000. The Arizona Facility holds the approval and authorization for a Conditional Use Permit, which allows the Arizona Facility to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis.

We anticipate having this facility operational and cash flow positive by the second quarter of 2020, after the completion of the design, permitting and construction buildout. We are currently sourcing the additional capital needed to fund the construction and purchase of the necessary equipment for the buildout of the Arizona Facility. We are actively looking for additional opportunities to replicate this business model in other legal medical and adult use states.

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

Our Business Strategy

Due to the expected increase in the number of States where the use of cannabis, both for medical and recreational use is being legalized, we intend to take advantage of what we believe is our premium brand image within the cannabis farming and growing community. We believe that as participation in the cannabis farming industry grows, in order to supply increasing demand caused by legalization, our Solis Tek brand equipment will be sought out by existing and new cannabis farms and commercial businesses. Our strategy is to maintain and increase our market share by expanding our marketing efforts and by introducing new and improved lighting technology to help the industry become more efficient. In addition, we have started to market and sell a new line of plant nutrients and fertilizers through Zelda to help expand our market reach and maximize our revenue potential. Additionally, we are aggressively pursuing opportunities within the cannabis sector for expansion of our product offerings, or compatible opportunities to represent other products to the retail and commercial trade.

Products

We sell our products primarily to retailers in the United States and international markets who specialize in hydroponic horticulture. Currently, we have approximately 500 retail stores in the United States as well as various ecommerce websites that sell our products. We have four full time sales employees and three wholesale distributors who cover U.S., Canada, Spain and the United Kingdom for both retail customers as well as commercial growers in cannabis legal states and countries.

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

Digital Lighting Controller

The Solis Tek Digital Lighting Controller is a temperature monitoring control system which was specifically designed for commercial cultivation. A single controller can run up to 300 lights with 150 lights per zone and contains such features integrated temperature sensors, custom sunrise and sunset modes, data log tracking, and cloud cover simulation. The controller has been rigorously tested in multiple garden environments and has been specifically designed for both commercial grows and large gardens. The data log tracks garden activity and events with options to run up to two independent light zones, each with their own customized sunrise, sunset, and cloud modes. The controller includes high temperature auto-dim and shut off prevention systems to prevent systems overheating.

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

Solis Tek Digital Ballasts were designed to work with our exclusive “Ignition Control” sequential lamp ignition, and “SenseSmart”, self- diagnostic safety systems. Solis Tek Digital Ballasts are software based, that makes our ballasts more versatile and enables us to incorporate special features such as sequential ballast ignition technology and SenseSmart technologies that ignites metal halide lamps one at a time based on load stability. Ignition Control is a main feature of our ballasts that comes as a standard feature in all of our ballasts. The exclusive Ignition Control assures that no matter how many lamps are contained in a lighting array attached to one power source, only one lamp will turn on at a predetermined time. This technology (not a randomized ignition startup) detects the voltage and amperage frequencies of the electrical circuit and ignites an array of metal halide or sodium lamps when the load for each lamp is most stable. The use of our technology prevents surges and spikes in electrical environment in which an array of ballasts operates and also prevents the overloading of circuit breakers.

Our SenseSmart self-diagnosing system feature enables our ballasts to internally safety check for over/under voltage, overheating, open circuits, short circuits and more. SenseSmart will recognize an unsafe condition and take pre-determined actions to alleviate the safety issue.

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

Solis Tek Digital Lamps are designed to be specifically tuned and matched with Solis Tek Digital Ballasts. Our lamps feature color enhanced full balanced spectrums, prolonged lamp life, less depreciation of lumen output over time, and precise gas combinations for increased blues, reds, and ultra violet output. Our Lamps emit a full spectrum of light tuned specifically for particular types of plants. As well, our lamps provide ample Ultra Violet light that plants thrive upon. We have designed our lamps using special low iron glass envelopes so as to prevent the blockage of the full spectrum of light that our lamps are designed to provide. Using Solis Tek lamps, growers can expect superior photo-chemical reactions, proper UV balance, advanced HID lamp designed especially for plant growth, plant quality, and plant yield.

We offer a select variety of light color spectrums in both High Pressure Sodium (HPS), Metal Halides (MH), and Ceramic Metal Halides (CMH).

LED Technology

In 2018, Solis Tek Digital Lighting launched its propriety LED (light emitting diode) lighting solution called the B9. LED lighting supports sustainable design in several ways. It uses less energy than most other types of lamps, produces less heat, lasts longer (which means less frequent replacement and therefore reduced waste), is mercury-free, and is housed in special semi-conductor “chips” designed for easier configuration, disassembly, and recycling.

In our ongoing research and development program, we have designed and are developing our next generation of high intensity lighting. Our LED technology, unlike other LED lighting sources, uses an advanced UV (Ultra Violet) diode phosphor combination to make our high intensity LED based lighting systems. Our LED systems should be available in the same light spectrums as our current HID lamps. Our design will emit lighting equivalent to the high-pressure sodium spectrum and ultra-violet spectrums and eliminate the inadequacies of current LED offerings to the horticultural industry i.e.: a) low intensity; b) lack of proper spectrum for particular plants; and c) longevity. Our LED “chips” will provide, from one LED, a full spectrum of light that mimics sunlight, as compared to other LED manufacturers of LEDs who provide arrays of several color specific LEDs in an attempt to cover the full light spectrum.

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

Plant Nutrients and Fertilizers

Zelda has developed “Terpenez™” which is a proprietary product formulated from all organic botanical extracts and is designed to assist plants with processes associated with oil and resin production. Terpenez is all natural and has organic inputs aimed at enhancing the aromatics of cannabis cultivation. Zelda commenced test marketing Terpenez in late 2016 and had rolled out the product regionally across the USA in 2017.

Terpenez, the first product in our launch into the approximately $32 billion nutrient/additive sector of the greenhouse and growing business, leads a new class of horticultural products aimed at enhancing the cannabis aromatic experience and intensity. It does not contain cannabis derived terpenes within, instead it is made from the finest natural components available and is specifically formulated to assist the cannabis plant with processes associated with oil and resin production and naturally enhances the cannabis plant’s terpene profile. The formula provides essential oil-bearing plants with both precursors (i.e. metabolic building blocks, trace elements, etc.) and readily available bio-identical plant compounds aiming to increase overall essential oil production and intensity. It is the first product of its kind to deliver plant nutrients to cannabis cultivating customers with a fully plant derived 0-0-0 (Nitrogen, Phosphate, and Potassium free) product. Independent bioanalytical testing laboratory analysis was conducted and determined the level of heavy metals to be below the EPA’s detection limit. Terpenez is used to increase the value of cannabis crops through the intensification of oil production, which has results in a significant improvement in flavor and aroma. Terpenez is unique to our family of products in that it is intended for daily use as a nutrient additive to the cannabis grow, and is available through the over 500+ retail hydroponic stores and online retailers throughout the USA and Europe.

We plan to extensively develop additional nutrient products within the Zelda line and expect these products to flourish in an environment of lighter regulatory controls at both the State and Federal level. We are under discussion to additionally add to the product line via custom blending in third-party laboratories under our proprietary formulations.

Additionally, we signed an exclusive Distributor Agreement in March 2018 with Torus Hydro, a California based manufacturer of a pH stabilizer that automatically balances the pH of a hydroponic nutrient feed. Their proprietary capsule keeps the ideal range of pH in a growers feed system for optimal nutrient absorption. This capsule uses next generation ionization technology to eliminate pH swing that inhibits plant growth and weakens the plants immune system. We believe this is the perfect “razor and blades model”, since a customer who purchases the capsule will necessarily need to repurchase the complementary recharging solution for each new grow (approximately 12 weeks).

Marketing

We currently market our products directly and through distributors, to hydroponic retailers through direct contacts, on-line email advertising, social media, trade magazine advertising, trade show promotions, and cross-promotional offerings. Our officers, along with six retail and commercial sales representatives and four distributors, are engaged in marketing our products. Our primary brand-building marketing efforts are directed through a New York City based national firm who also coordinates our public relations efforts. In addition, we work with a select few wholesale distributors who cover parts of the United States, Canada, Spain and the United Kingdom. Approximately 2% and 3% of our revenues were derived from non-U.S. sources in 2018 and 2017, respectively.

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

Our Terpenez nutrient products are formulated in our facility in Carson, CA under the strictest of manufacturing protocols. We intend to develop additional nutrient lines using local state-of-the-art processing labs in southern California under our proprietary formulations. Given the regulatory environment and intense scrutiny and testing required by both State and Federal agencies, we believe staying the course with natural, organic, and heavy-metal free ingredients will allow Zelda to provide substantial growth and opportunity within the industry.

Intellectual Property

We own a number of trademarks and rely on a combination of copyright and trade secrets as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We rely on copyright laws to protect copy on our web site, www.solis-tek.com, and all marketing materials.

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

Government and Industry Regulation

Cannabis is currently a Schedule I controlled substance and is therefore illegal under federal law. Even in those states in which the use of cannabis has been legalized, its use, possession, or cultivation remains a violation of federal laws. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of the date of this report, 33 states and the District of Columbia allow their residents to use medical cannabis. The state laws are in conflict with the federal Controlled Substances Act (the “CSA”), which makes cannabis use and possession illegal on a national level. The Obama administration stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. However, recent statements by the Trump administration, in particular by then Attorney General Jeff Sessions, indicate that this policy may be under review. In March 2015, legislation was introduced in the U.S. Senate proposing to change federal law such that states could regulate medical use of cannabis without risk of prosecution. A key component of the proposed Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) is to reclassify cannabis under the Controlled Substances Act to Schedule II, thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. There is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. We intend to harvest, distribute and sell cannabis, and we may be irreparably harmed by a change in enforcement by the federal government.

Section 537 of the Consolidated Appropriations Act for the fiscal year ended September 30, 2017 prohibits the expenditure by the Department of Justice of any funds to prevent the implementation of medical marijuana laws by any state or the District of Columbia or Puerto Rico. In United States v McIntosh, the 9th Circuit Court of Appeals held that the operators and growers had standing to challenge federal indictments for violations of the Controlled Substances Act. It is unknown whether future appropriations acts will include similar provisions or whether other circuits will follow the lead of the 9th Circuit.

DOJ Deputy Attorney General James M. Cole issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states. In January 2018, former Attorney General, Jeff Sessions rescinded the Cole Memo. However, the federal government, to date, has not determined to devote federal government resources to companies operating in states which have passed laws legalizing medical and recreational marijuana use whose businesses are operating in conformity with the provisions of the Cole Memo.

We intend to remain within the guidelines outlined in the Cole Memo (see “The Cole Memo”), however, we cannot provide assurance that the Company is in full compliance with the laws since the repeal of the Cole Memo or with the Cole Memo itself or any other federal laws or regulations. The Cole Memo reiterates Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”): (a) preventing distribution of cannabis to minors; (b) preventing revenue from cannabis from going to gangs, cartels and other illegal participants; (c) preventing the diversion of cannabis from states where it is legal to states where it is illegal; (d) preventing state-authorized cannabis activity from being a cover or pretext for the trafficking of other illegal drugs; (e) preventing violence and the use of firearms in the cultivation and distribution of cannabis; (f) preventing drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use; and (g) preventing the growing of cannabis on public lands and its use or possession on Federal property.

The DOJ may issue in the future supplemental guidance directing that prosecutors also consider the Enforcement Priorities with respect to federal money laundering, unlicensed money transmitter, and BSA offenses predicated on cannabis-related violations of the CSA.

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

Our LED lighting products compete against traditional lighting products using incandescent, fluorescent, halogen, ceramic metal halide or other lighting technology. Our LED lighting products compete against traditional lighting products based upon superior energy savings, extended life, improved lighting quality and lower total cost of ownership. Also, our LED lighting products have a reduced impact on the environment as compared to fluorescent and compact fluorescent technologies that contain mercury.

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

Employees

As of April 12, 2019, we have 18 full-time employees, employed by us in various capacities, including three executive officers, four in sales, six administrative, three in the warehouse, one in nutrient manufacturing and one in warranty. In addition, from time to time, we employ temporary personnel to meet the business needs. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

Corporate Information

We were incorporated on March 2, 2007 under the laws of the State of Nevada as Cinjet Inc. On September 1, 2015, we changed our name to Solis Tek Inc. Effective September 25, 2018, we changed our name to Generation Alpha, Inc. Our website address is www.genalphainc.com. The information on our website is not part of this annual report. We have included our website address as a factual reference and do not intend for it to be an active link to our website.

Item 1A - RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

We have limited operational history in an emerging industry that has been legalized in some states but remains illegal in others and under federal law, making it difficult to accurately predict and forecast business operation.

Because we have only a limited operational history it is and will continue to be extremely difficult to make accurate predictions and forecasts on our growth and finances. There is no guarantee our products and services will remain attractive to potential and current clients as our industry continues to grow and develop.

Additionally, though our management team has varied and extensive business backgrounds and technical expertise, they, along with everyone else involved in the cannabis industry, have limited substantive prior working experience and managing operations in our industry. Because of our limited operating history and the recent development of the cannabis industry in general, it is very difficult to evaluate our business and the future prospects. We will encounter risks and difficulties and, in order to overcome these risks and difficulties, we believe we must:

●	Execute our business and marketing strategy successfully;

●	Increase the number of clients, vendors and customer relations in the related industry;

●	Meet the expected demand with quality, timely products and services;

●	When appropriate, partner with affiliate marketing companies to explore the demand;

●	Leverage initial relationships with earliest customers;

●	Upgrade our product and services and continuously provide wider distribution and production; and

●	Attract, hire, motivate, and retain qualified personnel.

If these objectives are not achieved our results of operations could suffer.

We are relying heavily upon the various Federal Governmental memos issued in the past (Ogden, Cole, and others) to remain acceptable to those state and Federal entities that regulate, enforce, or choose to defer enforcement of certain current regulations and that the Federal Government will not change its this attitude to those practitioners in the cannabis industry as long as they comply with their state and local jurisdictional rules and authorities. There can be no assurance that the Federal Government will not change such attitudes towards cannabis.

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations, and our auditors have issued a “going concern” audit opinion.

Our net losses were $17,074,005 and $14,628,676 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had stockholders’ deficit of $3,428,539. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase in the foreseeable future as we undertake increased technology and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives.

Our independent auditors have indicated in their report on our December 31, 2018 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

We must raise additional working capital.

At the present time, our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional working capital through public or private sales of our equity securities, debt financing or short-term loans, or a combination of the foregoing. In the event that such financing is not procured, we may be forced to curtail our growth plans. There can be no assurance that we will be able to raise sufficient additional working capital financing from the sale of additional securities when needed to sustain our operations on acceptable terms, or at all. If such financing is not available on satisfactory terms or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and our financial condition may be materially adversely affected. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt and could increase our expenses and require that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results. Equity financing, if obtained, could result in dilution to our then existing stockholders.

We depend on the development of the cannabis industry.

Over the past several years, the cannabis industry has grown significantly as a result of an increase of deregulation at a state level. Our revenues depend greatly on the expenditures made by companies within the cannabis industry. In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their operations. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they conduct or outsource, our business could be materially adversely affected.

Our success is dependent upon our ability to develop markets.

Our ability to succeed within the cannabis industry as well as other target markets will determine actual operating results. While we anticipate the creation of a compelling services model for our potential clients, we may not be able to fully develop our planned service offering(s) in a manner that is predictable or profitable. We will focus on these factors to help fuel our growth. The overall U.S cannabis market is growing from its own performance dynamics. The strong growth in demand for legal cannabis over the past years is expected to continue in the years ahead, but there can be no assurance that it will continue to grow. The legal cannabis industry is among the fastest growing industries in the U.S projecting $22 billion in revenue by 2020 from $5 billion in 2015.

Competition in our industry is intense.

There are many competitors in the cannabis industry, including many who offer similar products and services as those offered by us. There can be no guarantee that in the future other companies won’t enter this arena by developing services that are in direct competition with us or any acquired subsidiary. We anticipate the presence as well as entry of other companies in this market space and acknowledge that we may not be able to establish or if established, maintain a competitive advantage. Some of these companies may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales and marketing resources. This may allow them to respond more quickly than us to market opportunities. It may also allow them to devote greater resources to the marketing, promotion and sale of their products and or services. These competitors may also adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

Our real estate assets are subject to the risks associated with real property.

We recently acquired real estate in Arizona, which is intended to serve as our cultivation and extraction facility, and we may acquire additional real estate property directly or indirectly in the future. Real estate assets are subject to various risks, including:

●	declines in the value of real estate;
●	acts of God, including earthquakes, floods, and other natural disasters, which may result in uninsured losses;
●	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
●	adverse changes in national and local economic and market conditions;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;
●	costs of remediation and liabilities associated with environmental conditions such as indoor mold;
●	potential liabilities for other legal actions related to property ownership including tort claims; and
●	the potential for uninsured or under-insured property losses.

The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, may materially adversely affect our business, financial condition and results of operations.

Our property is subject to a mortgage, and such mortgage debt obligation exposes us to the possibility of foreclosure on our ownership interest in the property, which could result in the loss of our investment in a property subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. As of the date of this report, the facility we just purchased in Arizona has an outstanding mortgage obligation of approximately $3.5 million. Any foreclosure on our mortgaged property as a result of a default in our mortgage debt obligation could adversely affect our business operations.

Our manufacturing is concentrated with two key manufacturers, and if our relationship with either or both of them terminates or is otherwise impaired, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a material loss of net sales.

We have no long-term contracts with our manufacturers and as a result, our manufacturers could cease to provide products to us with no notice. Two of our manufacturers, Shenzhen Jayo Technologies Co., Ltd. and Zhuhai Relite Co., Ltd, together accounted for approximately 96% of our cost of goods sold in 2018 and 2017. Each of these manufacturers is the sole source supplier for the products that it produces. We purchase from these two manufacturers on a purchase order basis with orders generally filled between 45 and 60 days after our purchase order is placed. A loss of either or both of these manufacturers or other key manufacturers would result in delayed deliveries to our retailers and distributors, would adversely impact our net sales and may require the establishment of new manufacturing relationships. Additionally, we cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times.

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

Exchange rate fluctuation between the U.S. dollar and Non-U.S. currencies may negatively affect our earnings.

Although most of our products imported for our core business are denominated in U.S. dollars, our operating results and cash flows may be subject to fluctuations due to changes in the relative values of the U.S. dollar and other foreign currencies. These fluctuations could negatively affect our operating results and could cause our revenues and net income or loss to vary from quarter to quarter. Furthermore, to the extent that we increase our revenues in regions, where our sales are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in those foreign markets and collection of receivables more difficult.

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

Defects or disruptions in the delivery of our service could diminish demand, decrease market acceptance or decrease customer satisfaction of our service and subject us to substantial liability.

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

To date, our revenue growth has been derived primarily from the sale of our products. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products, expanding our customer base and successfully moving into providing management services. There can be no assurance that customers will purchase our products, that we will continue to expand our customer base or that we will successfully be able to provide management services to other companies in the cannabis space. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins.

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

Our current Management and human resources infrastructure is comprised of our CEO, President, Executive Vice President and Chief Operating Officer. Our success will depend, in part, upon the ability of our Management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected domestic growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

We are dependent on our CEO, President, Executive Vice President and Chief Operating Officer, and the loss of one or more of these individuals could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our executive officers and other key members of management, particularly Alan Lien, our Chief Executive Officer, President, and Chief Financial Officer, Alvin Hao, our Executive Vice President and Tiffany Davis, our Chief Operating Officer. We do not maintain key person life insurance policies on our Chief Executive Officer, President and Chief Financial Officer or our Executive Vice President. The loss of the services of Loss of the services of Messrs. Lien or Hao or Ms. Davis would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

Any employment agreement we enter into will not ensure the retention of the employee who is a party to the agreement. In addition, we have only limited ability to prevent former employees from competing with us. Furthermore, our future success will also depend in part on the continued service of our key management personnel and our ability to identify, hire, and retain additional personnel. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Moreover, competition for personnel with the technical skills that we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly.

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

RISKS RELATED TO OUR INDUSTRY

Our business is dependent on state laws pertaining to the cannabis industry.

The Federal Controlled Substances Act, or CSA, classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal Government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. As of the date of this Annual Report, thirty-three (33) states and the District of Columbia allow their residents to use medical cannabis, of which ten (10) states and the District of Columbia have legalized the recreational use of cannabis. While some states have either approved ballot measures or approved legislation to legalize cannabis for adult recreational use, continued expansion of such ‘recreational use’ is not well defined at this time and any continued development of the cannabis industry will be dependent upon continued new legislative authorization of cannabis at the state, and perhaps the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the cannabis industry channel is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(s) within the various states we have business interests in. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business up to possibly causing us to discontinue operations as a whole.

Cannabis remains illegal under federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

Our business is dependent on laws pertaining to the cannabis industry, which, in turn, is dependent on state laws and regulations pertaining to such industry; however, under federal law, cannabis remains illegal.

The United States federal government regulates drugs through the CSA, which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration. Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Currently, 33 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow the use of medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA. The Cole Memo ultimately emphasizes the need for robust state regulation of marijuana. The memorandum “rests on its expectation that state and local governments that have enacted laws authorizing marijuana-related conduct will implement strong and effective regulatory and enforcement systems that will address the threat those state laws could pose to public safety, public health, and other law enforcement interests.” In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations.

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a 9th Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

Although these developments have been met with a certain amount of optimism in the cannabis industry, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted. In addition, the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill that must be renewed annually, has been renewed as part of an omnibus spending bill, in effect through September 30, 2019.

Furthermore, on January 4, 2018, the now former U.S. Attorney General, Jeff Sessions, issued a written memorandum (the “Sessions Memo”) to all U.S. Attorneys stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that given the Justice Department’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

In response to the Sessions Memo, U.S. Attorney Bob Troy for the District of Colorado, the state in which our principal business operations are presently located, issued a statement on January 4, 2018, stating that the United States Attorney’s Office in Colorado is already guided by the well-established principles referenced in the Sessions Memo, “focusing in particular on identifying and prosecuting those who create the greatest safety threats to our communities around the state. We will, consistent with the Attorney General’s latest guidance, continue to take this approach in all of our work with our law enforcement partners throughout Colorado.”

The current U.S. Attorney General, William Barr, has signaled that he will be taking a different approach towards interfering with state medical marijuana laws than his predecessor Jeff Sessions. Mr. Barr was confirmed as the U.S. Attorney General on February 14, 2019. During his confirmation hearing on February 15, 2019, Mr. Barr addressed the conflict between federal and state cannabis policies, stating that his approach would be “not to upset settled expectations and the reliant interests that have arisen as a result of the Cole memorandum.” Mr. Barr went even further, stating that “to the extent that people are complying with the state laws—distribution and production and so forth—[the DOJ is] not going to go after that.” Despite the more relaxed approach, Mr. Barr voiced his desire for clarity and uniformity on the issue and preference that the United States has a federal law that prohibits marijuana everywhere.

It is unclear at this time whether the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. However, a significant change in the federal government’s enforcement policy with respect to current federal laws applicable to cannabis could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we intend to do so in the future, and thus we may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change. At such time, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

Additionally, as we are always assessing potential strategic acquisitions of new businesses, we may in the future also pursue opportunities that include growing and distributing medical or recreational cannabis, should we determine that such activities are in the best interest of our company and our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis.

As the possession and use of cannabis is illegal under the CSA, us and our customers may be deemed to be aiding and abetting illegal activities through the services that they provide to users. As a result, they may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under federal law, and more specifically the CSA, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to services providers to participants in the cannabis industry, which could adversely impact us. If the federal government were to change its practices, or were to expend its resources enforcing existing federal laws on such providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products up to and including a complete interruption of our business.

It is possible that additional Federal or State legislation could be enacted in the future that would prohibit our clients from selling or providing services related to cannabis, and if such legislation were enacted, such clients may discontinue the use of our services, and our potential source of customers would be reduced causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to us. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

The cannabis industry faces significant opposition, and any negative trends will adversely affect our business operations.

We are substantially dependent on the continued market acceptance, and the proliferation of consumers, of medical and recreational cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in a growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

Large, well-funded business sectors may have strong economic reasons to oppose the development of the cannabis industry. For example, medical cannabis may adversely impact the existing market for the current “cannabis pill” sold by mainstream pharmaceutical companies. Should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. Any inroads the pharmaceutical or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business.

Cannabis continues to be a Controlled Substance under the CSA and our business may result in federal civil or criminal prosecution.

We will be directly engaged in the medical and adult-use cannabis industry in the U.S. where local state law permits such activities however all such activities remain illegal under federal law in the U.S. Investors are cautioned that in the U.S., cannabis is highly regulated at the state level. To our knowledge, there are to date a total of 33 states, the District of Columbia, Puerto Rico and Guam that have legalized medical cannabis in some form, although not all states have fully implemented their legalization programs. 10 states and the District of Columbia have legalized cannabis for adult use. Fifteen additional states have legalized high-CBD, low THC oils for a limited class of patients. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA (codified in 21 U.S.C.A. Section 812). Under United States federal law, a Schedule I drug is considered to have a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the substance under medical supervision. Federal law prohibits commercial production and sale of all Schedule I controlled substances, and as such, cannabis-related activities, including without limitation, the importation, cultivation, manufacture, distribution, sale and possession of cannabis remain illegal under U.S. federal law. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. Strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding brought against us. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

An appropriations rider contained in the fiscal year 2015, 2016, 2017, and 2018 Consolidated Appropriations Acts provides budgetary constraints on the federal government’s ability to interfere with the implementation of state-based medical cannabis laws. The Ninth Circuit Court of Appeals and other courts have interpreted the language to mean that the DOJ cannot expend funds to prosecute state-law-abiding medical cannabis operators complying strictly with state medical cannabis laws. The Amendment prohibits the federal government from using congressionally appropriated funds to prevent states from implementing their own medical cannabis laws. As stated previously, the amendment is effective through September 2019. As of the date of this Amendment, the Amendment has not yet been re-approved. Continued reauthorization of the Amendment is predicated on future political developments and cannot be guaranteed. If the Amendment expires, federal prosecutors could prosecute even state-compliant medical cannabis operators for conduct within the five-year statute of limitations. The Amendment does not protection to state legal adult-use cannabis businesses and the DOJ may spend funds to prosecute persons that are operating in accordance with state adult use cannabis laws.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture, or prison time. This could have a material adverse effect on the Company, including its reputation and ability to conduct business, its holding (directly or indirectly) of medical and adult-use cannabis licenses in the U.S., its financial position, operating results, profitability or liquidity or the market price of its publicly traded shares. In addition, it is difficult for the Company to estimate the time or resources that would be needed for the investigation or defense of any such matters or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

We are subject to certain tax risks and treatments that could negatively impact our results of operations.

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

There is minimal active liquid trading market for our common stock.

Our common stock is quoted on the OTCQB. However, there is relatively small active trading market in our common stock, and we cannot give an assurance that a more active trading market will develop. If a more active market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control, such as:

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

Our board of directors has the authority to issue up to 20 million shares of “blank check” preferred stock. The issuance of any preferred stock may adversely affect the holders of common stock.

Our Amended and Restated Articles of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

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

Our directors and executive officers own or control a significant percentage of the Common Stock. Additionally, the holdings of our directors and executive officers may increase in the future if they otherwise acquire additional shares of our Common Stock. The interests of such persons may differ from the interests of our other shareholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring shareholder approval, irrespective of how our other shareholders, including purchasers in the Offering, may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our Articles of Incorporation or By-laws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our shareholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

ITEM 2. DESCRIPTION OF PROPERTY.

Headquarters

Our principal executive offices and warehouse are located at 853 Sandhill Avenue, Carson, California, 90746. We occupy a 17,640 square foot facility pursuant to a five-year lease with an independent party ending on June 30, 2023, with an unaffiliated party, pursuant to which we pay $15,000 per month in rental charges.

Arizona Warehouse

On April 2, 2019, we acquired, through Extracting Point, the Arizona Facility for $3,500,000. The Arizona Facility holds the approval and authorization for a Conditional Use Permit, which allows the Arizona Facility to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis.

In 2018, we entered into, through YLK Partners, a lease for 70,000 square feet of space in Arizona to be used for our operation of a cultivation and infusion facility. In February 2019, we terminated the lease due to building defects.

ITEM 3. LEGAL PROCEEDINGS.

Other than disclosed below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

On or about June 25, 2018, a former employee filed a lawsuit in the San Diego Super Court, State of California against us. The case is Matthew Geschke v. Solis Tek, Inc., Case No. 37-2018-00031350-CU-OE-NC. In this action, the plaintiff seeks to enjoin the proposed transaction in which Multiband would acquire all of the outstanding shares of the Company. The plaintiff alleges we breached his employment agreement by terminating him, as well as making claims of breaching the covenant of good faith and fair dealing, intentional infliction of emotional distress, and failure to pay wages upon termination. We deny the material allegations of this complaint and intend to vigorously defend this action.

On February 15, 2019, MSCP, L.L.C, or MSCP, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against us and YLK Partners. The case arises from YLK Partner’s alleged breach of a certain lease agreement dated May 19, 2018, or the Lease, for the lease of certain real property located at 4301 W. Buckeye Road, Phoenix, Arizona 85043, or the Premises, between MSCP and YLK Partners, which we guaranteed. MSCP filed the lawsuit after YLK Partners provided a notice of termination for, amongst other reasons, MSCP’s failure to disclose various material information regarding code, safety, structural and other issues in the Premises that rendered the Premises unsuitable for use, unless we undertook significant and extraneous costs that were not contemplated under the Lease to remedy said issues in and outside of the Premises. MSCP’s complaint alleged counts for breach of lease and waste and breach of guaranty. MSCP is seeking compensatory damages, rents and other charges due under the lease, and attorney’s fees and costs. We just recently filed our answer denying the allegations as well as having filed counterclaims for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages; and we intend to vigorously defend this action.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is quoted on the OTCQB Market under the trading symbol “GNAL”. Prior to September 26, 2018, our common stock was quoted on the OTCQB Market under the trading symbol “SLTK”. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2018

	High	Low
First Quarter	$2.64	$1.08
Second Quarter	$1.55	$0.57
Third Quarter	$1.05	$0.40
Fourth Quarter	$0.95	$0.29

Fiscal Year 2017

	High	Low
First Quarter	$1.39	$0.57
Second Quarter	$3.37	$1.00
Third Quarter	$1.54	$1.02
Fourth Quarter	$2.23	$1.08

Holders of Common Stock

As of April 12, 2019, there were approximately 52 shareholders of record holding a total of 46,320,564 shares of Common Stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

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

Business Overview

We are focused on (i) acquiring facilities and licenses in states that permit medical cannabis, in order to operate cannabis cultivation and processing facilities, and (ii) the research, design, development and manufacturing of advanced, energy efficient indoor horticulture lighting, plant nutrient products, and ancillary equipment. Our vision is to apply the latest advances in high efficiency lighting and controls technology as well as effective manufacturing techniques to deliver highly differentiated lighting and nutrient products with clear benefits at competitive prices to the greenhouse and indoor horticulture markets.

In 2018, we acquired YLK Partners to provide turn-key services to other companies in the cannabis industry, whereby we handle the management, administration, and operation of a medical marijuana cultivation and processing facility. The Arizona Licensee is authorized to operate a medical marijuana dispensary, one (1) onsite facility and one (1) offsite facility, to produce, sell and dispense medical marijuana and manufactured and derivative products that contain marijuana pursuant to Title 9; Chapter 17 of the AZDHS, Medical Marijuana Program and Arizona Revised Statute § 36-2801 et seq., as amended from time to time. Pursuant to the Management Agreement, YLK will provide the management services for the offsite facility, on behalf of the Arizona Licensee.

On April 2, 2019, we acquired, through Extracting Point, the Arizona Facility for $3,500,000. The Arizona Facility holds the approval and authorization for a Conditional Use Permit, which allows the Arizona Facility to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis.

Our subsidiary, Solis Tek, Inc., a California corporation, was formed in June of 2010. Its operations consist of designing, developing and sourcing of a line of Solis Tek Digital Ballasts intended for use in high intensity lighting systems used for horticulture. An electrical ballast is a device intended to limit the amount of current in an electric circuit. A familiar and widely used example is the inductive ballast used in fluorescent lamps, which limits the current through the tube, which would otherwise rise to destructive levels due to the tube’s negative resistance characteristic. Since the commencement of operations, our product line has evolved from digital ballasts to a line of lighting products including a line of specialty ballasts ranging from 400 watts to 1,000 watts with various features, our Lamp Products, a line of reflectors, high intensity lighting accessories and a new line of LED lighting technologies.

Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017

Revenue and Cost of Goods Sold

Revenue for the years ended December 31, 2018 and 2017 was $3,348,288 and $5,627,552, respectively, a decrease of $5,699,418, or 63%. The decrease was due to several negative factors during the year ended December 31, 2018, as compared to the prior year period.

Such factors included, market instability and uncertainty, reports of over-capacity and price declines at the wholesale level. This state of ambiguity as to the number of licenses, announced cultivations in the building-out process, demand on a state-by-state level, and lead time to production and profitability has put a general pall on the marketplace as exhibited in our sales, and is also reflected in the sales of competitive US based companies. Former U.S. Attorney General Jeff Sessions’ messaging, the Administration’s stance and announcements on marijuana enforcement, particularly the rescinding of the Cole Memorandum and giving the Federal US Attorneys “free-reign” as to enforcement priorities set a very negative tone and caused hesitation from buyers in the cannabis industry. Industry-wide build-outs slowed and were pushed-out. Additionally, as the new legal adult use recreational States come on stream - the requirements for testing, oversight, and tightening of the regulatory environment caused a pause in the expansion timetable of many new licensees.

Specific reasons to beset our revenue included a change at the Chief Executive Officer level and change of message and direction. We had previously been a retail driven company servicing our 500+ hydro-stores targeting the home and hobbyist growers. While we continue to service those valued retail customers, we have repositioned a segment of our sales force to nationwide commercial cultivation account managers and have re-programed the sales team, changed pricing and changed marketing strategies. Our recent shift to convert to a commercial mindset, also altered our inventory strategy to longer fulfillment and lead times. For the first time, our product engineers and sales team are also offering specific consulting services into every aspect of a new cultivation, including environmental requirements as well as full build-out and growing ancillary services, up to and including production requirements and specifications.

Cost of sales for the years ended December 31, 2018 and 2017, was $2,826,558 and $5,830,568, respectively. Gross profit for the years ended December 31, 2018 and 2017, was $521,730 and $3,145,272, respectively. The decrease in gross profit of $2,623,542, or 83%, was primarily due to our decrease in revenue. As a percentage of revenue, gross profit for each of the years ended December 31, 2018 and 2017 was 35%, respectively.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the years ended December 31, 2018 and 2017 was $11,976,174 and $11,804,322, respectively, an increase of $171,852, or 12%. For the year ended December 31, 2018, stock-based compensation expense increased $68,431 to $6,411,024, compared to $6,342,593 for the prior year period. Excluding stock-based compensation expense, our SG&A increased $103,421 due to the recording of a $449,000 severance obligation to our former Chief Executive Officer (see Note 12 of the accompanying condensed consolidated financial statements), an increase in salaries and benefits, professional fees, and general operating expenses to support our operations.

Research and Development (R&D) Expenses

R&D expenses for the years ended December 31, 2018 and 2017, were $167,765 and 231,770, respectively, a decrease of $64,005, or 28%. The decrease in R&D expenses was primarily due to decreased employee compensation and royalty expense.

Excess Cost of Acquisition to Related Party over Historical Basis

Excess cost of acquisition to related party over historical basis for the year ended December 31, 2018 was $4,450,000, representing a non-cash charge related to our acquisition on YLK Partners NV from related parties on May 10, 2018 (See Note 4 to the accompanying condensed consolidated financial statements).

Other Income and Expenses

Other income for the year ended December 31, 2018 was $455,369, as compared to other expense of $5,123,753 for the year ended December 31, 2017. The change in balance was due to the recording of a gain on the change in fair value of derivative liability of $11,289,088 and a gain on the extinguishment of derivatives of $2,389,427, offset by a change in financing costs of $4,964,172, the amortization of discounts to interest expense of $2,677,074 and the recording of a loss on the extinguishment of debt of $1,555,556, all of which did not exist during the prior year period. The remaining increase in interest expense increased due to our increase in borrowings.

Net Loss

Net loss for the years ended December 31, 2018 and 2017 was $17,074,005 and $14,021,728, respectively. The increase in net loss was due to the increase in other expenses, increased SG&A expenses, and decreased revenue and gross profit as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the year ended December 31, 2018, we used $3,680,331 in operating activities, comprised primarily of our net loss of $17,074,005, a $8,743,170 negative change in the fair value of derivative liability and a $2,389,427 loss on extinguishment of derivative liability, offset by $7,317,406 of fair value of warrants issued for financing costs, $4,660,467 of fair value of vested stock options, $4,450,000 of fair value of warrants issued to related party in excess of basis of acquired licensing rights, $1,676,557 of fair value of common stock for services, $1,555,556 loss on extinguishment of debt, $1,291,050 of amortization on debt discount, a $798,439 provision for inventory reserves, $639,198 loss on abandonment of leasehold improvements, a $623,516 decrease in accounts receivable and a $597,535 loss on a vendor advance to a former related party.

During the year ended December 31, 2017, we used $2,060,576 in operating activities, comprised primarily of our net loss of $14,021,728, a $735,730 advance to former related party supplier and a $702,307 decrease due to a former related party supplier, offset by $3,287,500 of fair value of common stock issued to directors and employees, $2,545,918 of change in the fair value of derivative liability, $2,513,668 of financing costs, $2,481,000 of fair value of common stock for services, $1,185,308 of decrease in inventory, and a $572,291 increase in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

During the year ended December 31, 2018, we used $377,841 of cash in investment activities, representing the collection of an acquired receivable of $250,000 and cash received on the sale of property and equipment of $28,500, offset by $656,341 used to purchase property and equipment. During the year ended December 31, 2017, we used $3,200 in cash in investing activities to purchase property and equipment.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2018, we generated cash from financing activities of $3,976,922, compared to cash provided by financing activities of $2,755,936 for the year ended December 31, 2017. During the year ended December 31, 2018, we raised $1,568,000 from the sale of common stock, received proceeds of $1,500,000 from a secured note payable, received $1,446,996 from the exercise of warrants, offset by $505,000 of payments on our notes payable to related parties, and made payments on loans payable and capital lease obligations totaling $33,074.

For the year ended December 31, 2017, we received $1,647,500 through the issuance of a convertible note payable, $455,000 through an issuance of common stock, $300,000 from notes payable to related parties, $295,410 from a private placement offering, and $100,000 from the sale of common stock to a former officer, offset by notes payable to a related party of $20,000 and payments on loans payable and capital lease obligations totaling $21,973.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2018, we incurred a net loss of $17,074,005 and used cash in operations of $3,680,331 and had a stockholders’ deficit of $3,428,359 as of December 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At December 31, 2018, we had cash on hand in the amount of $886,693. Management estimates that the current funds on hand will be sufficient to continue operations through June 2019. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Historically, we have financed our operations primarily through private sales of common stock, a line of credit, loans from a third party financial institutions, related parties, and operations. We anticipate that our primary capital source will be positive cash flow from operations commencing third quarter 2020 If our sales goals do not materialize as planned, we believe that we can reduce our operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Notes Payable

On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at December 31, 2018 and 2017, respectively.

We entered into note agreements with the parents of Alan Lien, our Chief Executive Officer and one of our directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 was due on the loans as of December 31, 2017. During the year ended December 31, 2018, we made payments of $10,000, leaving a balance due of $40,000 as of December 31, 2018. The loans are currently past due.

Proceeds from Exercise of Warrants

During the year ended December 31, 2018, we received $1,446,996 in proceeds on the exercise of 2,306,360 warrants.

Proceeds from Secured Note Payable

During the year ended December 31, 2018, we received proceeds of $1,500,000 on the issuance of a secured note payable for $1,500,000.

Private Placement Offerings

During the year ended December 31, 2017, we raised a total of $455,000 through an issuance of 511,957 shares through a Private Placement Offering to accredited investors pursuant to Regulation D. On September 3, 2017, the Company closed the Private Placement Offering.

During the year ended December 31, 2018, we raised a total of $1,068,000 through an issuance of 821,538 shares, at $1.30 per share, through a private placement to accredited investors pursuant to Regulation D.

On May 10, 2018 as subsequently amended, we entered in to a Securities Purchase Agreement with YA PN II, LLC, pursuant to which we sold and issued the following:

(a)	500,000 Shares for a consideration of $500,000;

(b)	Warrants purchase an aggregate of 7,500,000 shares of our common stock, expiring on May 10, 2023, with exercise prices of $0.50 a share (1,000,000 shares), $0.75 a share (2,250,000 shares), $1.00 a share (2,250,000 shares), and $1.25 a share (2,000,000 shares); and

(c)	A Secured Promissory Note, or the Note, in the amount of $1,500,000. The Note bears interest at the rate of 8% per annum and has a maturity date of August 9, 2019. The Note is secured by all of our assets, except for our Arizona real estate, which is secured by a separate mortgage.

In connection with the Purchase Agreement, we executed: (i) a registration rights agreement, or the Registration Rights Agreement, pursuant to which we are required to file a registration statement with the SEC for the resale of certain of the shares of common stock that have been or may be issued to the Selling Stockholder under the Purchase Agreement and (ii) a Global Guaranty Agreement pursuant to which we and all of our subsidiaries, guaranteed the repayment of the Note; and (iii) a Security Agreement pursuant to which we and all of our subsidiaries pledged all of our assets as collateral for the repayment of the Note.

Secured Loan

On April 2, 2019, our wholly-owned subsidiary Extracting Point, LLC, or Extracting Point, entered into a loan agreement, or the Loan Agreement, with Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016, or the Lender, pursuant to which Extracting Point borrowed $3,500,000 from the Lender, or the Loan. The Loan is evidenced by an installment note – interest included, or the Note, which we guaranteed pursuant to a corporate guaranty and is secured by a first priority lien on the Arizona Facility pursuant to a deed of trust and assignment of rents between Extracting Point and Thomas Title & Escrow, for the benefit of the Lender. Extracting Point used the net proceeds from the Loan to acquire the Arizona Facility.

The Note, together with accrued and unpaid interest, is due and payable on March 31, 2024, or the Maturity Date. Interest on the Note will accrue at the rate of 10% per annum. For the first 12 months, Extracting Point shall pay the Lender interest only of $29,166.67 per month. After the first 12 months, Extracting Point shall pay the Lender principal and interest of $88,769.04 per month. Extracting Point has the right to prepay the Note at any time, however, Extracting Point agreed to pay the first 36 months of interest, even if the Note is repaid prior to that date.

As additional consideration for the issuance of the Loan, we and Extracting Point agreed to pay the Lender an amount equal to five percent (5%) of the management fees, or the Management Royalty, received relating to the services rendered on the Arizona Facility, for a period of three years from the date an “Approval to Operate” is granted by the Arizona Department of Health Services, such date, the Commencement Date. In the event that the Commencement Date has not occurred on or prior to April 2, 2021, then we and Extracting Point agreed to pay the Lender an amount equal to five percent (5%) of the fair market value of the rent of the Arizona Facility as if the Arizona Facility was fully occupied, or the Rental Royalty, such payments to be made each month for a period of thirty-six months, provided, that, if the Commencement Date occurs after the Rental Royalty has commenced, the Rental Royalty payments shall cease and the Management Royalty payments shall commence, and any amounts paid as a Rental Royalty shall be credited against any Management Royalty owed.

In connection with the Loan, we issued to the Lender a warrant to purchase 1,000,000 shares of the Company’s common stock, exercisable for five years from issuance at an exercise price of $1.00 per share. The warrant exercise price is subject to adjustment only in the event of a stock dividend or split.

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

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder’s and Board of Directors

Generation Alpha, Inc.

Carson, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Alpha, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced a net loss and utilized cash from operations during the year ended December 31, 2018, and has a stockholders’ deficit at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2015.

Weinberg & Company, P.A.

Los Angeles, California

April 15, 2019

GENERATION ALPHA INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$886,693	$967,943
Accounts receivable, net of allowance for doubtful accounts and returns of $144,668 and $441,909, respectively	91,208	417,484
Inventories, net	570,187	1,684,463
Advances to suppliers – former related party	-	735,730
Prepaid expenses and other current assets	255,985	134,374
Total Current Assets	1,804,073	3,939,994

Property and equipment, net	56,761	138,243
Intangible assets acquired from related party, net	1,301,591	-
Other assets	83,887	37,980
TOTAL ASSETS	$3,246,312	$4,116,217

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,263,364	$1,124,349
Due to former officer and shareholder	448,718	-
Due to former related party vendor	-	381,457
Contract obligations, current portion	372,727	-
Note payable - related parties	640,000	1,145,000
Note payable to related party, current portion, net of discount of $247,032 and $0, respectively	1,252,968	-
Convertible note payable to related party, current portion, net of discount of $0 and $1,055,556, respectively	-	194,444
Accrued interest to related parties	125,039	146,534
Capital lease obligations, current portion	-	9,665
Loans payable, current portion	2,548	8,476
Total Current Liabilities	4,105,364	3,009,925

Loans payable, net of current portion	-	17,481
Contract obligations, net of current portion	408,681	-
Convertible note payable, net of current portion, net of discount of $0 and $500,000, respectively	-	-
Derivative liabilities	2,160,806	7,415,000
Total Liabilities	6,674,851	10,442,406

Series-A Convertible Preferred Shares, net of no discount and $351,000, no par value, none and 351,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 45,794,564 and 38,522,034 shares issued and outstanding at December 31, 2018 and 2017, respectively	45,795	38,522
Additional paid-in-capital	29,042,072	9,077,690
Accumulated deficit	(32,516,406)	(15,442,401)
Total Shareholders’ Deficit	(3,428,539)	(6,326,189)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,246,312	$4,116,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017

Sales	$3,348,288	$8,975,840
Cost of goods sold (1)	2,826,558	5,830,568
Gross profit	521,730	3,145,272

Operating expenses
Selling, general and administrative expenses	11,975,974	11,804,322
Research and development	167,765	231,770
Excess cost of acquisition from a related party over historical basis	4,450,000	-
Loss on abandonment of leasehold improvements	639,198	-
Write off of vendor advance from former related party	597,535	-
Amortization of license agreement	216,932	-
Total operating expenses	18,047,404	12,036,092

Loss from operations	(17,525,674)	(8,890,820)

Other income (expenses)
Financing costs (2)	(7,317,406)	(2,353,234)
Change in fair value of derivative liability	8,743,170	(2,545,918)
Gain on extinguishment of derivative liability	2,389,427	-
Loss on the extinguishment of debt	(1,555,556)	-
Interest expense (3)	(1,804,266)	(224,601)
Total other income (expenses)	455,369	(5,123,753)

Loss before income taxes	(17,070,305)	(14,014,573)

Provision for income taxes	3,700	7,155

Net Loss	(17,074,005)	(14,021,728)

Deemed dividend to Series-A Preferred Stockholders	-	(606,948)

Net Loss Attributable to Common Stockholders	$(17,074,005)	$(14,628,676)

BASIC AND DILUTED LOSS PER SHARE	$(0.39)	$(0.38)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	43,564,550	37,158,145

(1) Included in cost of goods sold are these amounts from a former related party	$1,456,788	$3,905,248
(2) Included in financing costs are these amounts from a related party	$6,177,406	$-
(3) Included in interest expense are these amounts from related parties	$65,996	$109,863

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION ALPHA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	29,721,998	$29,722	$2,795,842	$(1,420,673)	$1,404,891

Net proceeds from sale of common stock	511,957	512	454,488		455,000

Fair value of common stock issued for services	1,717,000	1,717	2,479,283		2,481,000

Fair value of common stock issued to employees	5,786,765	5,787	3,281,713		3,287,500

Fair value of common stock purchased by officer	784,314	784	399,216		400,000

Fair value of vested stock options			274,096		274,096

Deemed dividend related to sale of Series-A Convertible Preferred Shares			(606,948)		(606,948)

Net loss				(14,021,728)	(14,021,728)

Balance, December 31, 2017	38,522,034	$38,522	9,077,690	$(15,442,401)	$(6,326,189)

Net proceeds from sale of common stock	1,321,538	1,322	1,566,678		1,568,000

Fair value of common stock issued for services	1,388,000	1,388	1,675,169		1,676,557

Fair value of common stock issued to directors and employees	100,000	100	73,900		74,000

Shares issued on exercise of warrants	2,306,360	2,306	1,444,690		1,446,996

Shares issued on conversion of convertible note payable	1,788,082	1,788	1,786,294		1,788,082

Shares issued on conversion of Series-A convertible preferred shares	368,550	369	368,181		368,550

Extinguishment of derivative liabilities			1,799,003		1,799,003

Fair value of warrants issued for financing costs			1,140,000		1,140,000

Fair value of warrants issued for acquisition of intangible assets from related party			5,450,000		5,450,000

Fair value of vested stock options			4,660,467		4,660,467

Net loss				(17,074,005)	(17,074,005)

Balance, December 31, 2018	45,794,564	$45,795	29,042,072	$(32,516,406)	$(3,428,539)

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION ALPHA INC.

CONSOLIDATED STAEMENTS OF CASH FLOWS

	Years ended December 31
	2018	2017
Cash Flows from Operating Activities
Net Loss	$(17,074,005)	$(14,021,728)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	(297,241)	37,104
Loss on vendor advance to former related party	597,535	-
Provision for inventory reserves	798,439	11,034
Depreciation and amortization	271,013	69,893
Imputed interest on contractual obligation	12,885	-
Loss on sale of property and equipment	16,043	-
Loss on abandonment of leasehold improvements	639,198	-
Fair value of warrants issued to related party in excess of basis of acquired licensing rights	4,450,000	-
Fair value of vested stock options	4,660,467	274,096
Fair value of common stock issued for services	1,676,557	2,481,000
Fair value of common stock issued to directors and employees	74,000	3,287,500
Fair value of warrants issued for financing costs	7,317,406	-
Common stock purchase by officer at discount	-	300,000
Financing costs	-	2,513,668
Loss on extinguishment of debt	1,555,556
Amortization of debt discount	1,291,050	-
Amortization of Series-A preferred shares discount	368,550	-
Change in the fair value of derivative liability	(8,743,170)	2,545,918
Gain on extinguishment of derivative liability	(2,389,427)	-
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	623,516	174,103
Inventories	315,837	1,185,308
Advances to former related party supplier	138,195	(735,730)
Prepaid expenses and other	(121,610)	(61,843)
Income tax receivable	-	2,578
Other assets	(45,907)	(5,909)
(Decrease) Increase in:
Accounts payable and accrued expenses	139,016	572,291
Due to former officer and shareholder	448,718	-
Due to former related party vendor	(381,457)	(702,307)
Due to related parties	(21,495)	12,448
Net cash provided by (used in) operating activities	(3,680,331)	(2,060,576)

Cash Flows from Investing Activities
Collection of receivable acquired as part of acquisition	250,000	-
Cash received on sale of property and equipment	28,500	-
Purchase of property and equipment	(656,341)	(3,200)
Net cash used in investing activities	(377,841)	(3,200)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,568,000	455,000
Proceeds from sale of common stock to officer	-	100,000
Proceeds from exercise of warrants	1,446,996	-
Proceeds from secured note payable	1,500,000	-
Proceeds from sale of convertible preferred stock	-	295,410
Proceeds from convertible note payable	-	1,647,500
Proceeds from notes payable related parties		300,000
Payments on notes payable related party	(505,000)	(20,000)
Payments on capital lease obligations	(9,665)	(13,711)
Payments on loans payable	(23,409)	(8,262)
Net cash provided by financing activities	3,976,922	2,755,936

Net increase (decrease) in cash	(81,250)	692,160
Cash beginning of period	967,943	275,783
Cash end of period	$886,693	$967,943

Interest paid	$87,490	$32,686
Taxes paid	$3,200	$3,200

Non-Cash Financing Activities
Extinguishment of derivative liability	$1,799,003	$-
Fair value of derivative liability created upon issuance of convertible notes and warrants	$7,677,406	$-
Common shares issued upon conversion of convertible note payable and accrued interest	$1,788,082	$-
Common shares issued upon conversion of Series-A convertible preferred shares	$368,550	$-
Contract obligations incurred on acquisition of license agreement	$768,523	$-
Fair value of warrants issued for acquisition of intangible assets from related party	$5,450,000	$-
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$-	$3,767,724
Fair value of derivative created upon issuance of convertible preferred stock and associated warrants	$-	$1,101,358
Deemed dividend related to Series-A Preferred stockholders	$-	$606,948

The accompanying notes are integral part of these consolidated financial statements.

GENERATION ALPHA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 – BASIS OF PRESENTATION

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

Overview of Business

The Company is a vertically integrated technology innovator, developer, manufacturer and distributor focused on bringing products and solutions to commercial and retail cannabis growers in both the medical and adult use recreational space in legal markets across the U.S. The Company’s lighting and nutrient customers include retail stores, distributors and commercial growers in the United States and abroad. In early 2018, the Company announced its expansion into the “touch-the-plant” side of the cannabis business with its present build-out of an existing facility in Phoenix, Arizona to be utilized as both a cultivation site and processing platform. This operation is under a contract with an Arizona licensee and is expected to be revenue generating in late 2019.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2018, the Company incurred a net loss of $17,074,005 and used cash in operations of $3,680,331 and had a shareholders’ deficit of $3,428,539 as of December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2018, the Company had cash on hand in the amount of $886,693. Management estimates that the current funds on hand will be sufficient to continue operations through June 2019. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: STI; Solis Tek East, Corporation (“STE”), an entity incorporated under the laws of the State of New Jersey, Zelda Horticulture, Inc. (“Zelda”), an entity incorporated under the laws of the State of California, and YLK Partners NV, LLC (“YLK”), Generation Alpha Brands, Inc., Trilogy Dispensaries, Inc., and GrowPro Solutions, Inc., all entities formed under the laws of Nevada. Intercompany transactions and balances have been eliminated in consolidation.

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

Options to acquire 8,394,391 shares of common stock and warrants to acquire 12,783,140 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at December 31, 2018, as their effect would have been anti-dilutive. Options to acquire 3,000,000 shares of common stock and warrants to acquire 1,589,500 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at December 31, 2017, as their effect would have been anti-dilutive.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, reserves for inventory obsolescence, valuing derivative liabilities, valuing equity instruments issued for services, and valuation allowance for deferred tax assets, among others. Actual results could differ from these estimates.

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

Revenue Recognition

The Company recognized revenue up through December 31, 2017 upon shipment of the Company’s products to its customers, provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable, and collection of the related receivable is reasonably assured. Title to the Company’s products primarily is transferred to the customer once the product is shipped from the Company’s warehouses. Products are not shipped until there is a written agreement with the customer with a specified payment arrangement. Any discounts that are offered are done as a reduction of the invoiced amount at the time of billing. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09 regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. Due to the nature of the products sold by the Company, the adoption of the new standard has had no quantitative effect on the financial statements.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of December 31, 2018 and 2017, the Company recorded reserves for returned product in the amounts of $143,948 and $120,410, respectively, which reduced the accounts receivable balances as of those periods.

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At December 31, 2018, and December 31, 2017, the allowance for doubtful accounts was $720 and $321,499, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of December 31, 2018 and 2017.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At December 31, 2018 and December 31, 2017, the reserve for excess and obsolete inventory was $910,778 and $112,339, respectively.

Inventories under warranty claims

In the ordinary course of business, the Company receives product returns from its customers. The product returns are almost entirely ballasts. Since its inception, the Company has purchased its ballasts from two Chinese manufacturers and one of them (formally a related party entity, see Note 4) offers a three-year warranty on certain of its products. Through December 31, 2018, that manufacturer was not able to repair the Company’s ballasts, as the Company could not return the products to the manufacturer’s facility due to Chinese customs reasons. As such, the vendor issued the Company a credit memo for the entire amount of their returned product, totaling $203,527 and $740,927 in 2018 and 2017, respectively. The Company evaluates the products and either returned, replaced, or deposed of the defective products. As the manufacturer has issued the Company a credit for the entire defective product, the Company has not recorded a reserve on any of those products in its ending inventory.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

Leasehold improvements	5 years
Machinery and equipment	5 years
Computer equipment	3 years
Furniture and fixtures	7 years

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2018 and 2017.

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

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At December 31, 2018 and 2017, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the years ended December 31, 2018 and 2017, its ballasts, lamps and reflectors, which comprised the clear majority of the Company’s purchases during those periods, were each only purchased from one separate vendor. The ballast vendor is a former related party (see Note 3).

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There were no customers that accounted for more than 10% of the Company’s revenue for the years ended December 31, 2018 and 2017. Shipments to customers outside the United States comprised less than 2.0% of our sales for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, four customers accounted for 37.4%, 14.4%, 12.9% and 12.1% of the Company’s trade accounts receivable balance, and as of December 31, 2017, four customers accounted for 17.1%, 14.8%, 14.5% and 14.3% of the Company’s trade accounts receivable balance.

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

The fair value of the derivative liabilities of $2,160,806 and $7,415,000 at December 31, 2018 and 2017, respectively, was valued using Level 2 inputs.

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

At December 31, 2018, the Company had intangible assets of $1,301,591 (see Note 5) that consist of a license right. Management believes there were no indications of impairment based on management’s assessment of these assets at that date. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of its assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, the Company may have to record an impairment to its intangible assets.

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

NOTE 3 – ADVANCES TO SUPPLIER

A family member of an officer/shareholder owned a minority interest in a company in China, which is the sole supplier of ballasts to the Company. Purchases from the related party for the years ended December 31, 2018 and 2017 totaled approximately $1,478,278 and $3,805,248, respectively. The Company believes purchase prices from this vendor approximated what the Company would have to pay from an independent third party vendor. In 2017, the Company determined that due to a change in relationship status, this vendor that was formerly considered a related party, was deemed to no longer be a related party. During 2017, the Company made advanced deposits payments to this vendor which had a remaining balance of $597,535 at December 31, 2018. During 2018, the Company sourced a new vendor to supply its lighting products and determined that the outstanding amount advanced to the former related party vendor was uncollectible. Therefore, the Company reserved the full balance outstanding to the Company of $597,535 against its allowance for doubtful accounts at December 31, 2018.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2018 and 2017:

	2018	2017

Leasehold improvements	$7,000	$7,000
Machinery and equipment	178,455	234,706
Computer equipment	10,908	12,448
Furniture and fixtures	39,560	97,451
	235,923	351,605
Less: accumulated depreciation and amortization	(179,162)	(213,362)
Property and equipment, net	$56,671	$138,243

Depreciation expense for the years ended December 31, 2018 and 2017 was $54,081 and $69,893, respectively. During the year ended December 31, 2018, the Company sold certain of its property and equipment for $28,500. The book value of the property and equipment was $44,543, resulting in a loss on the sale of property and equipment of $16,043.

In February 2019, the Company terminated its Arizona facility lease thereby abandoning $639,198 of leasehold improvements. The Company recorded the abandonment of leasehold improvements as a component of operating expense in the consolidated statement of operations (see Note 15).

NOTE 5 – LICENSE AGREEMENT ACQUIRED FROM RELATED PARTIES

License agreement acquired from related parties as of December 31, 2018 and 2017, consisted of the following:

	As of
	December 31, 2018	December 31, 2017
License agreement	$1,518,523	$-
Accumulated amortization	(216,932)	-
Intangible assets, net	$1,301,591	$-

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

Through the acquisition, the Sellers’ rights and obligations under the CMSA transferred to the Company, including the payment of an additional $250,000 within 10 days after receipt of the AZDHS approval to operate the facility; and the Installment Payments. As the Installment Payments totaling $600,000 are noninterest bearing, the Company calculated the net present value of the Installment Payments to be $518,523 (or a discount of $81,477) based on an 8% cost of capital (which is consistent with borrowing rate of the Company’s other notes). The Company recorded the aggregate present value of these payments of $518,523 as part of the acquisition cost of the Management Agreement, which will be amortized over five years, the length of the Management Agreement. Amortization expense for year ended December 31, 2018 was $216,932.

Since the assets, including a $250,000 balance due from Future Farm Technologies, was acquired from related parties, the assets were recorded at their historical acquisition cost of $1,000,000. The Company issued 5,000,000 Warrants to the Sellers with an exercise price of $0.01 and an expiration date of May 9, 2023. Based on a Black-Sholes Merton model, the Warrants were valued at $5,450,000. Since the assets acquired were acquired from related parties, the difference of $4,450,000 between the fair value of the warrants granted of $5,450,000 and the historical acquisition cost of $1,000,000 was recorded as related party compensation cost in the accompanying condensed consolidated statements of operations. The $250,000 receivable was received by the Company during the year ended December 31, 2018.

As of December 31, 2018, the remaining Management Agreement obligation was $781,408 (net of discount of $68,592) for which $372,727 is reflected as current and $408,681 was reflected as long term in the accompanying condensed consolidated balance sheet.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Notes payable to officers/shareholders (a)	$-	$195,000
Notes payable to officers/shareholders – past due (b)	600,000	600,000
Notes payable to related parties (c)	-	300,000
Notes payable to related parties – past due (d)	40,000	50,000
Total	$640,000	$1,145,000

a.	On July 1, 2012, the Company entered into a notes payable agreement with Lydia Hao, who is the mother of Alvin Hao, the Company’s executive vice president and a director. The maximum borrowings allowed under the note are $200,000. Through December 31, 2013, the note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the note was reduced to 8% per annum. The note is due 30 days after demand. Amounts owed on the note balance were $195,000 at December 31, 2017. During the twelve months ended December 31, 2018, the Company made payments of $195,000 and the notes were retired.

b.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at December 31, 2018 and 2017, respectively.

c.	In February 2017, the Company executed two separate promissory notes and borrowed $300,000 from the relatives of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The notes are unsecured, payable on demand and carry an interest rate of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017. During the year ended December 31, 2018, the Company made payments of $300,000 and the notes were retired.

d.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 was due on the loans as of each of December 31, 2017 and 2016. During the year ended December 31, 2018, the Company made payments of $10,000, leaving a balance due of $40,000 as of December 31, 2018. The loans are currently past due.

As of December 31, 2018 and 2017, accrued interest on the notes payables to related parties was $125,039 and $146,534, respectively. During the year ended December 31, 2018, the Company added $65,995 of additional accrued interest and made interest payments of $87,490.

NOTE 7 – LOANS PAYABLE

Loans payable consist of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Automobile loans	$2,548	$25,957
Less: current portion	(2,548)	(8,476)
Non-current portion	$-	$17,481

In 2015, the Company entered into two loan agreements to purchase automobiles. The combined principal amount of the loans was $44,093 and they mature by November 2021. During the year ended December 31, 2018, the Company made payments of $23,409, which included payment in full on one of its automobile loans, leaving one remaining loan. A total of $2,548 and $25,957 was owed on the loans as of December 31, 2018 and 2017, respectively.

NOTE 8 – SECURED NOTE PAYABLE TO RELATED PARTY

Secured note payable to related party consists of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

YA II PN, Ltd.	$1,500,000	$-
Less debt discount	(247,032)	-
Secured note payable, net	$1,252,968	$-

On May 10, 2018, the Company issued a secured debenture (the “2018 Note”) to YA II PN in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on February 9, 2019. The 2018 Note was amended effective February 9, 2019 (see Note 15). The 2018 Note is secured by all the assets of the Company and its subsidiaries. As part of the issuance, the Company also granted YA II PN 5-year warrants to purchase a total of 7,500,000 shares of the Company per the following terms.

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

The Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future events. As such, the Company determined that the conversion feature and the warrants created a derivative with a fair value of $7,677,406 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the 2018 Note of $1,500,000 as a valuation discount to be amortized over the life of the 2018 Note, and the excess of $6,177,406 was recorded as a finance cost for the twelve months ended December 31, 2018.

During the year ended December 31, 2018, amortization of debt discount was $1,252,968, and recorded as an interest cost. The unamortized balance of the debt discount was $247,032 as of December 31, 2018.

NOTE 9 – CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

Convertible note payable to related party consist of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

YA II PN, Ltd.	$-	$1,750,000
Less debt discount	-	(1,555,556)
Convertible note payable, net	$-	$194,444

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

The unamortized balance of the debt discount was $1,555,556 as of December 31, 2017. In April 2018, YA II PN notified the Company in writing that it elected to convert all remaining outstanding principal and interest accrued and otherwise payable under the 2017 Note, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the conversion of the 2017 Note, the Company issued an aggregate of 1,788,082 shares of its common stock to YA II PN and the 2017 Note and the security agreement were both terminated and all security interest and liens under the security agreement were released and terminated. The balance of the debt discount of $1,555,556 was recorded as a loss on extinguishment of debt during the year ended December 31, 2018.

NOTE 10 – SERIES-A CONVERTIBLE PREFERRED STOCK AND WARRANTS

Series-A Convertible Preferred Shares consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

5% Series-A preferred stock, $0.0001 par value, none and 351,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	$-	$351,000
Discount relating to fair value of conversion feature and warrants granted upon issuance	-	(351,000)
Preferred stock	$-	$-

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

During the year ended December 31, 2018, the Company received notices of conversion from FirstFire, pursuant to which FirstFire elected to convert all of the outstanding Series-A into common shares of the Company. Upon the conversion of the balance of the Series-A, the Company issued 368,550 shares of common stock and no Series-A were outstanding as of December 31, 2018. Upon conversion, the unamortized discount of $351,000 was reflected as an interest cost.

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

As of December 31, 2018, and December 31, 2017, the derivative liabilities were valued using either a probability weighted average Monte Carlo pricing model or the Black Scholes pricing model with the following assumptions:

	December 31, 2018	Issued During 2018	December 31, 2017	Issued During 2017

Exercise Price	$0.22 – 1.50	$1.50	$1.10 – 1.25	$1.10 — 1.25
Stock Price	$0.34	$1.09	$2.23	$1.26 – 1.80
Risk-free interest rate	2.50%	2.83%	1.76 – 2.20%	1.53 – 2.03%
Expected volatility	137 – 147%	171%	172%	172%
Expected life (in years)	3.96 – 4.36	5.0	1.30 – 5.00	1.49 – 5.00%
Expected dividend yield	0%	0%	0%	0%

Warrants	$2,160,806	$7,677,406	$3,000,000	$1,979,082
Convertible debt	-	-	3,633,000	2,326,000
Series-A Preferred Stock	-	-	782,000	564,000
Fair Value:	$2,160,806	$7,677,406	$7,415,000	$4,869,082

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

During the year ended December 31, 2018, the Company recognized $8,743,170, as change in the fair value of the derivative from the respective prior period. In addition, during the year ended December 31, 2018, the Company recognized $4,188,430, which represented the extinguishment of derivative liabilities, of which $2,389,437, was included in other income, and the remaining $1,799,003, respectively, was recorded to additional paid-in-capital. In addition, the Company recognized derivative liabilities of $7,677,406 upon issuance of warrants (see Note 9).

During the year ended December 31, 2017, the Company recognized $2,545,918 as the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $4,869,082 upon issuance of convertible notes and convertible preferred shares during the period.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common shares issued for cash

During the year ended December 31, 2018, the Company received proceeds of $1,068,000 from the issuance of 821,538 shares of common stock, at $1.30 per share, as part of a Regulation D offering and the Company received proceeds of $500,000 from YA II PN from the sale of 500,000 shares of common stock at $1.00 per share.

During the year ended December 31, 2017, the Company issued 511,957 shares of common stock for a total of $455,000 in a Private Placement Offerings per Reg. D.

Common shares issued for services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and, sales and marketing activities. During the year ended December 31, 2018, the Company issued an aggregate of 1,388,000 shares of common stock to these consultants with a fair value of $1,676,557 at date of grant, which was recognized as compensation cost.

During the year ended December 31, 2017, the Company issued an aggregate of 1,717,000 shares of common stock to these consultants with a fair value of $2,481,000 at date of grant, which was recognized as compensation cost on its statement of Operations for the period ended December 31, 2018.

Common shares issued to directors and employees for services

Board of Directors Appointments

On August 22, 2018, the Board of Directors (the “Board”) of the Company appointed Mr. Peter Najarian and Ms. Tiffany Davis as directors of the Company. In connection with the appointments, the Company granted a total of 200,000 shares of common stock, which vested immediately, valued at $148,000, or $0.74 per share, and recorded to stock based compensation expense during the year ended December 31, 2018. On December 10, 2018, in exchange for the cancellation of 100,000 shares of common stock issued to Tiffany Davis, the Board authorized 100,000 non-statutory stock option awards be granted to Ms. Tiffany Davis pursuant to the terms of the Company’s 2018 Stock Incentive Plan, expiring five years from date of issuance and having an exercise price per share equal to $0.46, the closing price of the Company’s common stock on the date of Board approval.

Executive Employment Agreements

Chief Operating Officer

On February 14, 2018, the Company entered into a three-year employment agreement with Tiffany Davis as the Company’s Chief Operating Officer. As part of the employment agreement, Ms. Davis was granted 1,000,000 shares of the Company’s common stock, of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,340,000, of which $335,000 was recorded as stock-based compensation expense on the date of grant, and the remaining $1,005,000 was to be amortized ratably over the three-year vesting period, of which $173,353 was recorded as stock-based compensation expense during the year ended December 31, 2018. As discussed in Note 13 below, on August 22, 2018, Ms. Davis entered into an employment agreement that superseded and replaced this employment agreement. On November 30, 2018, in exchange for the cancellation of 250,000 shares of common stock issued to Tiffany Davis above, the Board authorized 250,000 non-statutory stock option awards be granted to Ms. Tiffany Davis pursuant to the terms of the Company’s 2018 Stock Incentive Plan, expiring five years from date of issuance and having an exercise price per share equal to $0.69, the closing price of the Company’s common stock on the date of Board approval.

Former Chief Compliance Officer

On December 27, 2017, the Company entered into a four-year employment agreement with Stanley L. Teeple as the Company’s Chief Compliance Officer. As part of the Employment Agreement, Mr. Teeple was granted 1,000,000 shares of the Company’s common stock, of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,710,000, of which $427,500 was recorded as stock-based compensation during the year ended December 31, 2017. Stanley Teeple resigned as the Company’s Chief Compliance Officer, Secretary and Senior Vice President, effective August 31, 2018, and the obligation to issue the remaining 750,000 shares and corresponding remaining future amortization of stock-based compensation ceased.

Former Chief Executive Officer

On January 6, 2017, the Company extended an offer to Dennis G. Forchic to become the Company’s Chief Executive Officer. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. As part of the Employment Agreement, the Company issued a total of 5,411,765 shares valued at $2,760,000. In addition, Mr. Forchic purchased an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $300,000, which was recorded as stock compensation expense during the year ended December 31, 2017. In addition, Mr. Forchic was granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next three years. The options were valued at $835,767 using a Black Scholes options pricing model and was being amortized as an expense over the vesting period. The unamortized portion of this award as of December 31, 2017 was $561,671.

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

During the year ended December 31, 2018, the Company recorded a charge of $561,671 of stock-based compensation related to the immediate vesting of 2,000,000 previously unvested stock options, and $448,718 related to Mr. Forchic’s remaining salary obligation. The total charge of $1,010,671 is included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements.

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

In connection with the SEDA, the Company issued to YA II PN, a five-year Commitment Fee Warrant (the “Fee Warrant”) to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share. The aggregate fair value of the Fee Warrant granted was determined to be $1,140,000 and recorded as a financing costs in the Condensed Consolidated Statements of Operations for the year ended December 31, 2018. On October 12, 2018, the Company issued 1,000,000 shares of common stock to YA Global II SPV LLC (“YA Global”), which shares were issued upon YA Global exercising the warrants issued on April 15, 2018, as a commitment fee in connection with the Standby Equity Distribution Agreement. YA Global paid the Company $10,000, or $0.01 per share, in full settlement of the exercise price.

The Company cannot sell shares of common stock to YA II PN under the SEDA until a registration statement is declared effective by the Securities and Exchange Commission.

2018 Stock Incentive Plan

On November 30, 2018, the 2018 Stock Incentive Plan (the “Plan”) for officers, employees, non-employee members of the Board of Directors, and consultants of the Company was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The Plan authorized the granting of not more than 10,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The Plan provided that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The maximum term of options and SARs granted under the plan is ten years. During the years ended December 31, 2018, the Company issued 5,394,391 options to purchase shares of its common stock under the Plan. As of December 31, 2018, options to purchase 4,605,609 shares of common stock remain reserved for issuance under the Plan.

Summary of Stock Options

A summary of stock options for the year ended December 31, 2017 and 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2016	-	$-
Options granted	3,000,000	0.60
Option exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, December 31, 2017	3,000,000	0.60
Options granted	10,178,782	0.69
Options exercised	-	-
Options expired or forfeited	(4,784,391)	(0.77)
Balance outstanding, December 31, 2018	8,394,391	$0.66
Balance exercisable, December 31, 2018	8,141,613	$0.65

In August 2018, the Company granted to its executives, Lien and Davis, stock options to purchase an aggregate of 4,034,391 shares of Common Stock (see Note 13 Executive Agreements). The fair value of the stock options granted was determined to be $2,164,755, which was recorded to stock-based compensation expense during the year ended December 31, 2018. The stock options immediately vested on the date of issuance. In addition, pursuant to the agreements, on the first, second and third anniversaries, (i) Lien shall receive options to purchase 3% of the total number of shares of common stock then outstanding and (ii) Davis shall receive options to purchase 2%, 2% and 3%, respectively, of the total number of shares of common stock then outstanding, with all such options having an exercise price equal to the closing price of the Company’s common stock on the trading day prior to such anniversary and exercisable for five years from issuance. In addition, Davis received fully vested options to purchase 750,000 shares of Common Stock, exercisable for five years at $0.94 per share with a fair value of $516,356. On November 30, 2018, in exchange for the cancellation of the fully vested stock options to purchase an aggregate of 4,734,891 shares of Common Stock (stock options of 4,034,391 and 750,000 reference above), the Board authorized 4,734,891 fully vested non-statutory stock option awards be granted in aggregate to Lien and Davis, pursuant to the terms of the Company’s 2018 Stock Incentive Plan, expiring five years from date of issuance and having an exercise price per share equal to $0.69 the closing price of the Company’s common stock on the date of Board approval.

On February 5, 2018, the Company terminated its employment agreement with Mr. Forchic, and per the terms of the employment agreement, 2,000,000 unvested option immediately vested, resulting in a stock-based compensation charge of $561,671 during the year ended December 31, 2018.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017

Exercise Price	$0.73	$0.60
Stock Price	$0.73	$0.60
Risk-free interest rate	2.78%	1.92%
Expected volatility	125%	198%
Expected life (in years)	3.0	6.0
Expected dividend yield	0%	0%

Information relating to outstanding options at December 31, 2018, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.46	100,000	4.95	$0.46	100,000	$0.46
$0.60	3,000,000	4.11	$0.60	3,000,000	$0.60
$0.69	5,294,391	4.92	$0.69	5,041,613	$0.69
	8,394,391	4.61	$0.66	8,141,613	$0.65

As of December 31, 2018, the Company has outstanding unvested options with future compensation costs of $129,000, which will be recorded as compensation cost as the options vest over their remaining average vesting period of 2.00 years. In addition, there will be future compensation related to the options to be awarded to Lien and Davis under their employment agreements discussed above. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2018 was 4.72 years. Both the outstanding and exercisable stock options had no intrinsic value at December 31, 2018.

Summary of Warrants

A summary of warrants for the year ended December 31, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2016	-	$-
Warrants granted	1,589,500	1.10
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2017	1,589,500	1.10
Warrants granted	13,500,000	0.84
Warrants exercised	(2,306,360)	0.63
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2018	12,783,140	$0.91
Balance exercisable, December 31, 2018	12,783,140	$0.91

Information relating to outstanding warrants at December 31, 2018, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	5,000,000	4.36	$0.01	5,000,000	$0.01
$1.10	283,140	3.81	$1.10	283,140	$1.10
$1.50	7,500,000	4.36	$1.50	7,500,000	$1.50
	12,783,140	4.34	$0.91	12,783,140	$0.91

During the year ended December 31, 2018, the Company issued five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.01 as consideration for an acquisition (see Note 4). The Company also issued five-year warrants to purchase 7,500,000 shares of common stock at an exercise price of $1.50 as part of a secured promissory note (see Note 8). Lastly, in connection with the SEDA discussed above, the Company issued five-year warrants to YA II PN to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share as a commitment fee.

During the year ended December 31, 2018, the Company issued 2,306,360 shares of its common stock on the conversion of warrants, at $1.10 per share, resulting in proceeds of $1,446,996.

The weighted-average remaining contractual life of warrants outstanding and exercisable at December 31, 2018 was 4.34 years. The intrinsic value of both outstanding and exercisable warrants at December 31, 2018 was $1,650,000.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

California Facility

The Company’s principal executive offices and warehouse are located at 853 Sandhill Avenue, Carson, California, 90746. The Company occupies a 17,640 square foot facility pursuant to a five-year lease with an independent party ending on September 30, 2023, with an unaffiliated party, pursuant to which it pays $15,000 per month in rental charges.

Arizona Facility

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

Minimum annual rental commitments under non-cancelable leases are as follows:

Years ending December 31,	Amount
2019	$1,406,000
2020	1,444,000
2021	1,491,000
2022	1,527,000
2023 and thereafter	1,121,000
TOTAL	$6,989,000

Rent expense was $361,868 and $242,484 for the years ended December 31, 2018 and 2017, respectively.

Technology License Agreement

The Company entered into a Technology License Agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the years ended December 31, 2018 and 2017, $100,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations related to the minimum annual fee. For each of years ended December 31 2018 and 2017, $0 and $45,595 related to the royalty was recorded as cost of goods sold on the Consolidated Statements of Operations. A total of $140,713 and $190,713 was owed under the amended agreement at December 31, 2018 and 2017, respectively.

Litigation

On June 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against the Company in the San Diego Superior Court of San Diego, California, under case number 37-2018-00031350-CU-OE-NC. The Plaintiff claims damages of $335,000 for breach of an employment contract when the Company terminating the Plaintiff’s employment agreement on February 22, 2018. The case is in the early discovery phase of litigation and no trial date has been set yet. The Company believes the case is without merit, and intends to vigorously define this case.

NOTE 14 – INCOME TAXES

At December 31, 2018, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $5,300,000 for Federal and state purposes. The carryforwards expire in various amounts through 2036. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit.

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2018 and 2017, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2018, and 2017, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2018	December 31, 2017

Income tax benefit at federal statutory rate	(21.0)%	(34.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	40.00%

Income taxes at effective tax rate	-	-%

The components of deferred taxes consist of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Inventory reserves	$798,000	$11,000
Allowance for doubtful accounts and returns	(297,000)	38,000
Depreciation and amortization	(271,000)	(70,000)
Net operating loss carryforwards	1,430,000	930,000
Less: Valuation allowance	(1,600,000)	(909,000)

Net deferred tax assets	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

Director Appointment and Consulting Agreement

On February 5, 2019, the Board of Directors (the “Board”) of Generation Alpha, Inc. (the “Company”) increased the number of directors and appointed Mr. David Lenigas as a director of the Company, effective immediately.

In connection with the appointment of Mr. Lenigas, the Company granted him 100,000 shares of common stock, which vested immediately.

Effective February 5, 2019, the Company and Mr. Lenigas entered into a consulting agreement (the “Consulting Agreement”), pursuant to which the Company shall pay Mr. Lenigas a monthly consulting fee of $13,000 per calendar month for his marketing, branding, investor and public relations services. The Company also agreed, during the term of the Consulting Agreement, to issue Mr. Lenigas such number of shares of common stock equal to two percent of the total shares then issued and outstanding upon the Company’s common stock reaching a market capitalization (as defined in the Consulting Agreement) of $76 million for ten consecutive trading days, and an additional two percent for each additional $76 million market capitalization achieved for ten consecutive trading days, up to a market capitalization of $380 million. In addition, should the Company, during the consulting term or for a period of six months thereafter, enter into a transaction that constitutes a change of control in which the enterprise value (as defined in the Consulting Agreement) of the Company equals or exceeds, $500 million, then the Company agreed to pay Mr. Lenigas a bonus equal to 5% of such enterprise value. The Consulting Agreement has a term of two years, and may be terminated by either party after one year upon 30 days’ prior written notice.

Amendment to Secured Note Payable to Related Party

On February 25, 2019, Generation Alpha, Inc. (the “Company”) entered into an amendment agreement (the “Amendment”) with YA II PN, Ltd. (“YA II”), which amended (i) the secured promissory note in the principal face amount of $1.5 million issued on May 10, 2018 (the “Note”), (ii) a warrant, dated May 10, 2018 for 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 (“Warrant #1”), (iii) a warrant, dated May 10, 2018 for 2,250,000 shares of the Company’s common stock at an exercise price of $1.50 (“Warrant #2”), (iv) a warrant, dated May 10, 2018 for 2,250,000 shares of the Company’s common stock at an exercise price of $1.50 (“Warrant #3”), and (v) a warrant, dated May 10, 2018 for 2,000,000 shares of the Company’s common stock at an exercise price of $1.50 (“Warrant #4”, and together with Warrant #1, Warrant #2 and Warrant #3, the “Warrants”).

Pursuant to the Amendment, the Note was amended to (i) extend the maturity date of the Note from February 9, 2019 to August 9, 2019 and (ii) provide a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price of $0.50 a share. The Note was not convertible previously.

In addition, pursuant to the Amendment, the Warrants were amended to (i) reduce the exercise price from $1.50 per share to $0.50, $0.75, $1.00 and $1.25 per share for Warrant #1, Warrant #2, Warrant #3 and Warrant #4, respectively, and (ii) remove in Warrant #2, Warrant #3 and Warrant #4, the Company’s right of redemption and right to compel exercise of such Warrants.

Litigation

On February 15, 2019, MSCP, L.L.C (“MSCP”), filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against the Company and YLK. The case arises from YLK’s alleged breach of a certain lease agreement dated May 19, 2018 (the “Lease”), for the lease of certain real property located at 4301 W. Buckeye Road, Phoenix, Arizona 85043 (the “Premises”), between MSCP and YLK, which the Company guaranteed. MSCP filed the lawsuit after YLK provided a notice of termination for, amongst other reasons, MSCP’s failure to disclose various material information regarding code, safety, structural and other issues in the Premises that rendered the Premises unsuitable for use, unless the Company undertook significant and extraneous costs that were not contemplated under the Lease to remedy said issues in and outside of the Premises. MSCP’s complaint alleged counts for breach of lease and waste and breach of guaranty. MSCP is seeking compensatory damages, rents and other charges due under the lease, and attorney’s fees and costs. The Company just recently filed its answer denying the allegations as well as having filed counterclaims for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages; and the Company intends to vigorously defend this action.

Acquisition of Facility

On April 2, 2019, the Company, through its newly-formed wholly-owned subsidiary Extracting Point, LLC (“Extracting Point”), completed the purchase of the real property located at 2601 West Holly Street in Phoenix, Arizona (the “Property”) for $3,500,000. The Property holds the approval and authorization for a Conditional Use Permit, which allows the Property to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis.

Loan Agreement

On April 2, 2019, Extracting Point, LLC entered into a loan agreement (the “Loan Agreement”) with Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016 (the “Lender”), pursuant to which Extracting Point borrowed $3,500,000 from the Lender (the “Loan”). The Loan is evidenced by an installment note – interest included (the “Note”), guaranteed by the Company pursuant to a corporate guaranty (the “Guaranty”) and is secured by a first priority lien on the Property pursuant to a deed of trust and assignment of rents between Extracting Point and Thomas Title & Escrow, for the benefit of the Lender (the “Deed of Trust”). Extracting Point used the net proceeds from the Loan to acquire the Property.

The Note, together with accrued and unpaid interest, is due and payable on March 31, 2024 (the “Maturity Date”). Interest on the Note will accrue at the rate of 10% per annum. For the first 12 months, Extracting Point shall pay the Lender interest only of $29,166.67 per month. After the first 12 months, Extracting Point shall pay the Lender principal and interest of $88,769.04 per month. Extracting Point has the right to prepay the Note at any time, however, Extracting Point agreed to pay the first 36 months of interest, even if the Note is repaid prior to that date.

As additional consideration for the issuance of the Loan, Extracting Point and the Company agreed to pay the Lender an amount equal to five percent (5%) of the management fees (the “Management Royalty”) received relating to the services rendered on the Property, for a period of three years from the date an “Approval to Operate” is granted by the Arizona Department of Health Services (such date, the “Commencement Date”). In the event that the Commencement Date has not occurred on or prior to April 2, 2021, then Extracting Point and the Company agreed to pay the Lender an amount equal to five percent (5%) of the fair market value of the rent of the Property as if the Property was fully occupied (the “Rental Royalty”), such payments to be made each month for a period of thirty-six months, provided, that, if the Commencement Date occurs after the Rental Royalty has commenced, the Rental Royalty payments shall cease and the Management Royalty payments shall commence, and any amounts paid as a Rental Royalty shall be credited against any Management Royalty owed.

In connection with the Loan, the Company issued to the Lender a warrant (the “Warrant”) to purchase 1,000,000 shares of the Company’s common stock, exercisable for five years from issuance at an exercise price of $1.00 per share. The Warrant exercise price is subject to adjustment only in the event of a stock dividend or split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of controls to account for leases as a result of ASU 2016-02. The modified controls have been designed to address risks associated with accounting for leases and liabilities and the related income and expenses under ASC 842.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible enhancements to controls and procedures.

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2018, our internal control over financial reporting was effective.

This annual report does not include an attestation report by Weinberg & Company, P.A., our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Alan Lien	34	Chairman, President, CEO, Chief Financial Officer
Alvin Hao	35	Executive Vice President
Tiffany Davis	40	Chief Operating Officer, Director
Peter Najarian	54	Director
David Lenigas	57	Director

The following is certain biographical information relating to each of our directors and executive officers as provided to us by each of the respective directors and executive offers.

Alan Lien, 34, is a co-founder of our company, and has served as the Chairman, President, and Chief Financial Officer since June 23, 2015. Mr. Lien is responsible for setting the sales, product development, product strategy, and input on our strategic direction. He leads the manufacturing, development and sourcing of Solis Tek products and setting up company infrastructure. Mr. Lien received his BS in Marketing from Monmouth University in 2006.

Alvin Hao, 35, is a co-founder of our company, and has served as Executive Vice President since June 23, 2015. Between June 2015 and August 2018, Mr. Hao also served as a director. Mr. Hao has broad knowledge of the hydroponics industry, including aspects of hardware and years of gardening experience. Mr. Hao is responsible for creating and maintaining corporate infrastructure, oversee daily operations, sales, and financial planning, lead marketing strategy, He received his BS in Business Administration and Marketing from California State University Long Beach in 2007.

Tiffany Davis, 40, has served as Chief Operating Officer since February 21, 2018 and as a director since August 2018. Ms. Davis has had 19 years of experience as a financial professional working in both Management Consulting and Private Equity. She has held several key leadership positions in accounting, finance, and operations. She has extensive experience in supply chain functionality, financial and operational due diligence, cash flow forecasting, financial statement analysis, development and value retention in a number of industries including most recently in the cannabis industry. From 2016 through 2017, Ms. Davis has worked as a senior executive for a US based cannabis consulting group supporting legal grows, assisting in license applications, developing programs for cultivators, business structuring for medical dispensaries including developing M&A opportunities and initiation of several start-up ventures. Beginning in 2012 into 2016 Ms. Davis worked as a Group Vice President for a US based private equity group, performing due diligence tasks resulting in placing hundreds of millions of dollars in creative investment and debt instruments for appropriate investment opportunities. From 2009 to 2011 Ms. Davis was a Manger of Corporate Advisory for Grant Thornton, one of the Big 6 worldwide accounting firms, again in accounting and supply chain services during the automotive crisis in the US, specifically on the Chrysler turnaround project. From 2005-2008 Ms. Davis worked for an international technology sector company with $500 million in revenues as a Vice President of Special Projects for an automobile parts sourcing project in India from the company’s headquarters in Chicago, Il. Ms. Davis received her B.S. from DePaul University in 2002 and a MBA from University of Chicago Graduate School of Business in 2009.

Peter Najarian, 54, has served as a director since August 2018. Mr. Najarian is a recognizable contributor on the CNBC mid-day show “Halftime Report” as well as CNBC’s post-market show “Fast Money”, having served as a broadcaster for CNBC since 2013. Mr. Najarian is a founding member of Investitute.com, a financial education and newsletter services company established in 2016. He is also a founding member of Rebellion Partners, LLC, a private banking company, established in 2016.

Between 2012 and December 2016, Mr. Najarian served as a broadcaster for ESPN Sports. Between 2013 and 2014, Mr. Najarian served as a broadcaster for NBCSports. Since 2014, Mr. Najarian has been the President and owner of his own consulting company, Najarian Consulting. Since at least 2013, has been the President of Class Action Securities Services, LLC, a subsidiary of Institutional Shareholder Services (ISS) that offers litigation research and claims filing solution covering equities and fixed income securities across all markets for securities class action settlements. Since at least 2013, Mr. Najarian has been the President of Goliath Group, LLC, a private investment related company. Since at least 2013, Mr. Najarian has been the President of TCB Productions, a private production company for television programs.

He is also is a founding member of One Chicago, an electronic exchange in futures on individual stocks, narrow-based indexes, and ETFs. He is also the Co-Founder of Hedgehog, a stock, options, and futures trading platform and he co-developed the HeatSeeker™ and complementary programs identifying unusual buying activity in stocks, options, and futures.

Following a football career that included several seasons with the NFL’s Tampa Bay Buccaneers and Minnesota Vikings, he began options trading in 1992 at Mercury Trading, a market-making firm at the Chicago Board Options Exchange. Two years later, he assumed responsibility for Mercury’s risk and arbitrage departments. In 2005, Najarian co-founded, optionMONSTER, an options news and education firm, and tradeMONSTER, an online brokerage firm. In 2014, a majority ownership was acquired by private equity and in 2016, the entire company was sold to E*Trade. Mr. Najarian graduated with a B.A. degree from the University of Minnesota.

David Lenigas, 57, has served as a director since February 2019. Mr. Lenigas is an experienced executive with significant global resources and corporate experience, having served as executive chairman, chairman, and non-executive director of many public listed companies in London, Canada, Johannesburg, and Australia. Mr. Lenigas currently serves as Executive Chairman of (i) AfriAg Global Plc, a NEX listed global food and logistics company, focused on the agricultural and medicinal cannabis sectors (since June 2016), and (ii) Doriemus Plc, an Australia Securities Exchange listed oil and gas company (since June 2016).

In addition, Mr. Lenigas currently serves on the board of (i) Clancy Exploration, an Australia Securities Exchange listed mining company (non-executive chairman since June 2017), (ii) Southern Hemisphere Mining Limited, an Australia Securities Exchange listed mining company (non-executive chairman since March 2017), (iii) Anglo African Agriculture Plc, a London Stock Exchange listed agricultural company (non-executive chairman since November 2016), (iv) LGC Capital Ltd., a TSX Venture Exchange listed cannabis investment company (co-chairman since July 2016), (v) Macarthur Minerals Limited, a TSX Venture Exchange listed mining company (director since July 2016), (vi) AMKI Investments Limited, a private investment company (director since March 2015), and (vii) Hampton Bay Capital Inc., a private capital pool company that has applied to be listed on the TSX Venture Exchange.

Mr. Lenigas has also previously served on the board of (i) Artemis Resources Limited, an Australian Securities Exchange listed mining company (executive chairman between November 2016 and February 2019), (ii) Auroch Minerals Limited, an Australian Securities Exchange listed mining company (non-executive director between November 2016 and June 2018), (iii) AfriAg Plc, a London AIM listed agriculture logistics company (executive chairman between November 2012 and December 2015), (iv) TravelWelcome Ltd., a private travel agency (director between October 2015 and July 2016), (v) Bacanora Minerals Limited, a London AIM and TSX Venture Exchange dual listed mining company (non-executive director between March 2015 and July 2016), (vi) Leni Gas Cuba Limited, a NEX listed business development company (executive chairman between April 2015 and July 2016), (vii) Evocutis Plc, a London AIM listed dermatology company (non-executive director between September 2014 and December 2015), (viii) Horse Hill Developments Ltd., a UK based private oil and gas exploration company (chairman between September 2015 and July 2015), (ix) Octagonal Plc, a London AIM listed investment and holding company (non-executive director between June 2014 and June 2015), (x) Inspirit Energy Holdings Plc, a London AIM listed energy company (non-executive chairman between August 2013 and December 2015), (xi) REM Mexico Limited, a private energy company (director between May 2013 and August 2018), (xii) Polemos Plc, a London AIM listed investment company (executive chairman between April 2013 and August 2014), (xiii) UK Oil and Gas Investments Plc, a London AIM listed oil and gas exploration company (executive chairman between November 2013 and July 2015), (xiv) Stellar Resources Plc, a London AIM listed exploration and development company (chairman between November 2011 and October 2014), and (xv) Rare Earth Minerals Plc, a London AIM listed minerals and metals investment company (chairman between January 2010 and December 2015).

Mr. Lenigas has a Bachelor of Applied Science (Mining Engineering) (Distinction) from Curtin University’s Kalgoorlie School of Mines and holds a Western Australian First Class Mine Manager’s Certificate of Competency.

Family Relationships

No family relationships exist between any of our executive officers or directors.

Director Independence

Our Board of Directors is currently composed of four members. We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Alan Lien and Tiffany Davis each has a relationship with the company which, in the opinion of the board of directors, would not allow him/her to be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Peter Najarian and David Lenigas are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, an employee and that neither the director, nor any of his/ her family members has engaged in various types of business dealings with us.

Board Committees

The Board of Directors has no standing committees. However, we intend to implement a comprehensive corporate governance program, including establishing various board committees and adopting a Code of Ethics in the future. In addition, we have secured Directors and Officers insurance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2018, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics and Insider Trading Policy

We have not adopted a code of ethics or an insider trading policy. We expect that we will adopt a code of business conduct and ethics and an insider trading policy that apply to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics and such insider trading policy available on our website at www.solis-tekcom. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($) (a)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan Lien, Chief Executive Officer, Director, President, and Chief Financial Officer	2018	250,000	46,500	N/A	1,372,362	N/A	N/A	N/A	1,622,362
	2017	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500

Tiffany Davis, Chief Operating Officer	2018	230,000	55,000	N/A	1,230,495	N/A	N/A	N/A	1,460,495

Alvin Hao, Executive Vice President and Director	2018	160,000	N/A	N/A	N/A	N/A	N/A	N/A	162,500
	2017	162,500	N/A	N/A	N/A	N/A	N/A	N/A	162,500

Dennis G. Forchic, Former Chief Executive Officer (b)	2017	162,000	N/A	2,760,000	835,767	N/A	N/A	300,000	4,057,767

Stanley Teeple, Chief Compliance Officer (c)	2017	N/A	N/A	1,710,000	N/A	N/A	N/A	N/A	1,710,000

(a)	The bonuses in 2018 to Mr. Lien and Ms. Davis were awarded at the date of execution of their new employment agreements on August 22, 2018, but as of December 31, 2018, they were accrued but unpaid.

(b)	On January 6, 2017, we extended an offer to Dennis G. Forchic to become CEO. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. As part of the Employment Agreement, we issued a total of 5,411,765 shares valued at $2,760,000. Mr. Forchic was also granted an option to purchase 3,000,000 shares at $0.60 per share, with 33.3% of these shares vesting on the one year anniversary of the date of grant and the remainder vesting in equal installments at the end of each month over the next three years. The options were valued at $835,767 using a Black Scholes options pricing model and will be amortized as an expense over the vesting period. Mr. Forchic purchased an additional 784,314 shares valued at $400,000 for a consideration of $100,000. The fair value of the shares on the date of grant over consideration received was $300,000, which was recorded as stock compensation expense. On January 6, 2017, we extended an offer to Dennis G. Forchic to become CEO. Mr. Forchic accepted the offer and contracts were executed on March 27, 2017. On February 5, 2018, we terminated the employment agreement with Mr. Forchic.

(c)	On December 27, 2017, we entered into a four year employment agreement with Stanley L. Teeple as our Chief Compliance Officer, Secretary, and Sr. VP. Mr. Teeple is to receive an annual salary of $145,000 and is entitled to receive 1,000,000 shares of our common stock, valued at $1,710,000 of which 250,000 immediately vested and were issued on the signing of the employment agreement and 250,000 shares vest each year on the anniversary date of the employment agreement. Prior to the date of Mr. Teeple’s employment with us, Mr. Teeple was a consultant to the us.

Grants of Plan-Based Awards in Fiscal 2018

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2018.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Alan Lien	11/30/2018	2,689,564	$0.69	$0.51

Tiffany Davis	11/30/2018	2,344,797	$0.69	$0.51
	12/10/2018	100,000	$0.46	$0.34

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at December 31, 2018

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2018.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Alan Lien	2,689,564	—	$0.69	11/30/2023

Tiffany Davis	2,344,797	—	$0.69	11/30/2023
	100,000	—	$0.46	12/10/2023

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2018.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2018.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	5,394,391	0.69	4,405,609
Total	5,394,391	$0.69	4,405,609

Employment Agreements with Executive Officers

On August 22, 2018, we entered into an employment agreement, or the Lien Agreement, with Alan Lien, or Lien, to continue to serve as our President, Chief Executive Officer and Chief Financial Officer. On August 22, 2018, as amended on August 27, 2018, we entered into an employment agreement, or the Davis Agreement, and together with the Lien Agreement, the Agreements, with Tiffany Davis, or Davis, and together with Lien, the Executives, to continue to serve as our Chief Operating Officer. The Davis Agreement supersedes and replaces the employment agreement entered into between us and Davis on February 14, 2018, which was terminated on August 22, 2018.

The base salary for Lien under the Lien Agreement is $280,000 per annum and the base salary for Davis under the Davis Agreement is $230,000 per annum. The base salaries increase by 10% and 8% per annum for Lien and Davis, respectively. The Lien Agreement has an initial term of four years and the Davis Agreement has an initial term of three years and the Agreements automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term. Lien and Davis will receive signing bonuses of $46,500 and $55,000, respectively, within 30 days. The Executives are entitled to receive performance-based bonuses based on increases in our total gross, top-line revenue compared to the prior year. These performance-based bonuses are a percentage of their total salary and options to purchase our common stock.

Pursuant to the Agreements, Lien and Davis received options to purchase shares of common stock equal to 6% and 3%, respectively, of our total number of shares of common stock outstanding. These options are immediately exercisable, expire five years from issuance, and are exercisable at $0.69 per share. On the first, second and third anniversaries, (i) Lien shall receive options to purchase 3% of the total number of shares of common stock then outstanding and (ii) Davis shall receive options to purchase 2%, 2% and 3%, respectively, of the total number of shares of common stock then outstanding, with all such options having an exercise price equal to the closing price of the Company’s common stock on the trading day prior to such anniversary and exercisable for five years from issuance. In addition, Davis received options to purchase 750,000 shares of common stock, effective November 30, 2018, at an exercise price of $0.69 per share.

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

Directors Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2018 for services to our Company.

Name	Stock Awards ($)(1)	Option Awards ($)	Total ($)
Peter Najarian	$100,000	$—	$100,000
Total:	$—	$—	$100,000

(1)	Represents the aggregate grant date fair value of stock awards granted in accordance with FASB ASC Topic 718.

Option Plan

On November 30, 2018, the 2018 Stock Incentive Plan (the “Plan”) for officers, employees, non-employee members of the Board of Directors, and consultants of the Company was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The Plan authorized the granting of not more than 10,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The Plan provided that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The maximum term of options and SARs granted under the plan is ten years. During the years ended December 31, 2018, the Company issued 5,394,391 shares and options to purchase shares of its common stock under the Plan. As of December 31, 2018, 4,405,609 shares of common stock remain reserved for issuance under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock by: (i) each person known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors and director nominees; (iii) each of our executive officers and significant employees; and (iv) all of our current executive officers, significant employees and directors as a group, as of February 4, 2019. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Generation Alpha, Inc., 853 Sandhill Avenue, Carson, California, 90746.

Name of Beneficial Owner	Title of Class	Number of Shares Owned (1)		Percentage of Class (2)
Alan Lien	Common Stock	12,689,594	(3)	25.89%

Alvin Hao	Common Stock	10,000,000		21.59%

Tiffany N. Davis	Common Stock	2,444,797	(4)	5.01%

Peter Najarian	Common Stock	100,000		*

David Lenigas	Common Stock	100,000		*

Officers and Directors as a Group (5 persons)	Common Stock	25,234,391	(5)	49.62%

Dennis G. Forchic (6)	Common Stock	9,196,079	(7)	18.65%

YA II PN, Ltd. (8)	Common Stock	4,685,517	(9)	9.99%

*	Denotes less than 1%

	(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 12, 2019 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

	(2)	Percentage based upon 46,320,564 shares of common stock issued and outstanding as of April 12, 2019.

	(3)	Includes 2,689,594 shares of common stock issuable upon exercise of options.

	(4)	Includes 2,444,797 shares of common stock issuable upon exercise of options.

	(5)	Includes 5,137,391 shares of common stock issuable upon exercise of options.

	(6)	The mailing address for this beneficial owner is 4712 Pace Drive, Park City, Utah 84098.

	(7)	Includes 3,000,000 shares of common stock issuable upon exercise of options.

	(8)	Based upon an amended Schedule 13G filed with the SEC on January 10, 2019. The mailing address for this beneficial owner is 1012 Springfield Avenue, Mountainside, New Jersey 07092. Matthew Beckman makes the investment decisions on behalf of this entity and may be deemed to beneficially own the securities held by this entity.

	(8)	Includes 3, 650,000 shares of Common Stock beneficially owned directly by YA II PN, Ltd. and D-Beta One EQ, Ltd., plus a number of additional shares underlying warrants exercisable into shares of Common Stock such that the reporting person is deemed to be the beneficial owner, subject to a beneficial ownership limitation of 9.99%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Amounts Due to Officers/Shareholders

On July 1, 2012, we entered into a notes payable agreement with Lydia Hao, who is the mother of Alvin Hao, our executive vice president and a director. The maximum borrowings allowed under the note are $200,000. Through December 31, 2013, the note bore interest at 20% per annum. Beginning on January 1, 2014, the interest rate on the note was reduced to 8% per annum. The amounts owed on the notes were $195,000 at December 31, 2017. During the twelve months ended December 31, 2018, we made payments of $195,000 and the notes were retired.

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at December 31, 2018 and 2017, respectively.

In February 2017, we executed two separate promissory notes and borrowed $300,000 from the relatives of Alan Lien, our Chief Executive Officer and one of our directors. The notes were unsecured, payable on demand and carried an interest rate of 14% per annum. A total of $300,000 was outstanding on the combined notes at December 31, 2017. During the year ended December 31, 2018, we made payments of $300,000 and the notes were retired.

We entered into note agreements with the parents of Alan Lien, our Chief Executive Officer and one of our directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $50,000 was due on the loans as of December 31, 2017. During the year ended December 31, 2018, we made payments of $10,000, leaving a balance due of $40,000 as of December 31, 2018. The loans are currently past due.

Purchase of YLK Partners NV, LLC

On May 10, 2018, we entered into an Acquisition Agreement with the members, which in the aggregate, own 100% of the membership interests (the “Sellers”) in YLK Partners NV, LLC, a Nevada limited liability company (“YLK”). Pursuant to the Acquisition Agreement, in consideration of the Company acquiring all of the outstanding membership interests of YLK, the Company issued to the Sellers, a total of 5,000,000 warrants (the “Warrants”) to purchase 5,000,000 common shares, at an exercise price of $0.01 per share. The Warrants are exercisable until May 9, 2023.

The Sellers were:

(a)	LK Ventures, LLC a Nevada limited liability company. One half of the membership interests of LK Ventures, LLC is owned by Alan Lien, Chief Executive Officer, President and a director of the Company, and the remaining one half is owned by a non-affiliated party. LK Ventures LLC received 2,250,000 Warrants under the Acquisition Agreement for the 45% membership interests held in YLK.

(b)	MDM Cultivation LLC, a Delaware limited liability company. The members of MDM Cultivation are affiliates of the Selling Stockholder and D-Beta One EQ, Ltd., which presently hold (i) 2,258,382 shares of Generation Alpha’s common stock, (ii) warrants to purchase 11,200,000 shares of the Company’s common stock and (iii) a Secured Promissory Note issued by Generation Alpha in the original principal amount of $1.5 million. In addition, YA II PN, Ltd. and the Company are parties to that Standby Equity Distribution Agreement pursuant to which YA II PN, Ltd. has agreed to purchase up to $25.0 million of the Company’s common stock, subject to the terms and conditions thereof. MDM Cultivation owned 45% of the outstanding membership interests of YLK. MDM Cultivation was issued 2,250,000 Warrants under the Acquisition Agreement. As affiliates of MDM Cultivation, the Selling Stockholder and D-Beta One EQ, Ltd. will be deemed to be the beneficial owners of the 2,250,000 Warrants in addition to the other shares and warrants presently held by them.

(c)	Future Farm Technologies Inc of Vancouver British Columbia, Canada. Future Farm Technologies, Inc. was issued 500,000 Warrants under the Acquisition Agreement for the 10% membership interests held in YLK.

Inventory Purchases

During the years ended December 31, 2018 and 2017, we purchased approximately $1.4 million and $740,000 of inventory from Shenzhen Jayo Technologies Co Ltd., a company that is owned 30% by the then-wife of Alan Lien, our Chief Executive Officer and one of our directors. We believe that all purchases from this entity were at fair market rates and equivalent prices as if we were to acquire such product from an unaffiliated third party.

Consulting Agreement

Effective February 5, 2019, we and Mr. Lenigas entered into a consulting agreement (the “Consulting Agreement”), pursuant to which we shall pay Mr. Lenigas a monthly consulting fee of $13,000 per calendar month for his marketing, branding, investor and public relations services. We also agreed, during the term of the Consulting Agreement, to issue Mr. Lenigas such number of shares of common stock equal to two percent of the total shares then issued and outstanding upon our common stock reaching a market capitalization (as defined in the Consulting Agreement) of $76 million for ten consecutive trading days, and an additional two percent for each additional $76 million market capitalization achieved for ten consecutive trading days, up to a market capitalization of $380 million. In addition, should we, during the consulting term or for a period of six months thereafter, enter into a transaction that constitutes a change of control in which our enterprise value (as defined in the Consulting Agreement) equals or exceeds, $500 million, then we agreed to pay Mr. Lenigas a bonus equal to 5% of such enterprise value. The Consulting Agreement has a term of two years, and may be terminated by either party after one year upon 30 days’ prior written notice.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for professional services rendered by our independent registered public accounting firm, for the years ended December 31, 2018 and 2017:

Fees	2018	2017
Weinberg & Company, CPAs

Audit fees	$173,070	$94,232
Audit Related Fees		-
Tax fees	42,811	23,135
All other fees		-

Total Fees	$215,881	$117,367

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

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(c)	Index to Exhibits

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit Number	Description of Document
2.1	Agreement of Merger and Plan of Reorganization between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to the Current Report on Form 8-K filed on June 26, 2015 as Exhibit 2.1 thereto.

3.1	Amended and Restated Articles of Incorporation of the Company, dated August 31, 2015. Incorporated by reference to the Current Report on Form 8-K filed on September 2, 2015 as Exhibit 3.2 thereto.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 2007.

3.3	Agreement of Merger between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2017.

3.4	Certificate of Designation of Series A Preferred Stock, dated October 20, 2017. Agreement of Merger between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

3.5	Articles of Merger between Solis Tek Inc. and Generation Alpha, Inc., effective September 25, 2018. Incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018.

3.6	Agreement and Plan of Merger, by and between Solis Tek Inc. and Generation Alpha, Inc., effective September 25, 2018. Incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018.

10.1	Securities Purchase Agreement between the Company, and YA II PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.1 thereto.

10.2	Secured Convertible Debenture issued by the Company to YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.2 thereto.

10.3	Security Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.3 thereto.

10.4	Registration Rights Agreement between the Company and YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.4 thereto.

10.5	Common Stock Purchase Warrant issued by the Company to FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.5 thereto.

10.6		Placement Agent Agreement between the Company and Garden State Securities, dated July 11, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.6 thereto.

10.7		Subscription Agreement between the Company and FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.7 thereto.

10.8		Common Stock Purchase Warrant issued by the Company to FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.8 thereto.

10.9		Registration Rights Agreement between the Company and FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.9 thereto.

10.10		Form of Subscription Agreement. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.10 thereto.

10.11	*	Executive Employment Agreement for Stan Teeple, dated December 27, 2017. Incorporated by reference to the Annual Report on Form 10-K filed on April 2, 2018 as Exhibit 99 thereto.

10.12	*	Executive Employment Agreement for Tiffany Davis, dated February 5, 2017. Incorporated by reference to the Annual Report on Form 10-K filed on April 2, 2018 as Exhibit 99.1 thereto.

10.13		Option Agreement between the Company and MSCP, LLC, dated April 19, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.19. thereto.

10.14		Acquisition Agreement between the Company and LK Ventures, LLC, Future Farm Technologies, Inc., MDM Cultivation, LLC (as the Members of YLK Partners NV, LLC). Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.20 thereto.

10.15		Common Stock Purchase Warrant issued by the Company to Future Farm Technologies, Inc. dated May 10, 2018. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

10.16		Common Stock Purchase Warrant issued by the Company to LK Ventures, LLC, dated May 10, 2018. Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

10.17		Common Stock Purchase Warrant issued by the Company to MDM Cultivation, LLC, dated May 10, 2018. Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

10.18		Securities Purchase Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.11 thereto.

10.19		Secured Promissory Note issued by the Company to YA II PN Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.12 thereto.

10.20		Amended and Restated Global Guaranty Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.13 thereto.

10.21	Registration Rights Agreement between the Company and YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.14 thereto.

10.22	Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.15 thereto.

10.23	Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.16 thereto.

10.24	Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.17 thereto.

10.25	Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.18 thereto.

10.26	Consulting Services Agreement between the Company and MD Global Partners, LLC, dated May 18, 2018. Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

10.27	Standby Equity Distribution Agreement, dated April 16, 2018, by and between the Company and YA II PN, Ltd. Incorporated by reference to Exhibit 10.27 of the Company’s amended Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 19, 2018.

10.28	Common Stock Purchase Warrant issued by the Company to YA Global II SPV, LLC, dated April 16, 2018. Incorporated by reference to Exhibit 10.29 of the Company’s amended Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 19, 2018.

10.29	Employment Agreement, dated August 22, 2018, by and between Solis Tek Inc. and Alan Lien. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2018.

10.30	Employment Agreement, dated August 22, 2018, by and between Solis Tek Inc. and Tiffany Davis. Incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2018.

10.31	Amendment to Employment Agreement, dated August 27, 2018, by and between Solis Tek Inc. and Tiffany Davis. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018.

10.32	Consulting Agreement, dated February 5, 2019, by and between Generation Alpha, Inc. and David Lenigas. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2019.

10.33	Amendment Agreement, dated February 25, 2019, by and between Generation Alpha, Inc. and YA II PN, Ltd. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2019.

10.34	Form of Real Estate Sale Purchase Agreement, dated March 21, 2019, by and between Generation Alpha, Inc. and Black Rock Venture LLC. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019.

10.35	Form of Loan Agreement, dated April 2, 2019, by and among Extracting Point, LLC, Generation Alpha, Inc. and Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.36	Form of Note, dated April 2, 2019, issued by Extracting Point, LLC in favor of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.37	Form of Guaranty, dated April 2, 2019, issued by Generation Alpha, Inc. for the benefit of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.03 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.38	Form of Deed of Trust and Assignment of Rents, dated April 2, 2019, by and between Extracting Point, LLC and Thomas Title & Escrow, for the benefit of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.04 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.39	Form of Warrant, dated April 2, 2019, issued by Generation Alpha, Inc. to Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.05 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: April 15, 2019	By:	/s/ ALAN LIEN
Alan Lien
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Lien and Tiffany Davis, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALAN LIEN	Chief Executive Officer, President, Chief Financial	April 15, 2019
Alan Lien	Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ TIFFANY DAVIS	Director	April 15, 2019
Tiffany Davis

/s/ PETER NAJARIAN	Director	April 15, 2019
Peter Najarian

/s/ DAVID LENIGAS	Director	April 15, 2019
David Lenigas

