Form 10-Q
period 2019-03-31
Generation Alpha, Inc.
filed 2019-05-15
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

The number of shares of registrant’s common stock outstanding as of May 14, 2019 was [  ].

GENERATION ALPHA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$288,586	$886,693
Accounts receivable, net of allowance for doubtful accounts and returns of $109,651 and $144,668, respectively	212,734	91,208
Inventories, net	429,052	570,187
Prepaid expenses and other current assets	434,156	255,985
Total Current Assets	1,364,528	1,804,073

Property and equipment, net	46,970	56,761
Right of use asset, net, excluding amount related to disputed real property lease in Arizona	616,624	-
Intangible assets acquired from related party, net	1,220,242	1,301,591
Other assets	35,087	83,887
TOTAL ASSETS	$3,283,451	$3,246,312

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,934,064	$1,263,364
Due to former officer and shareholder	448,718	448,718
Lease payable, current portion, excluding amount related to disputed real property lease in Arizona	121,498	-
Contract obligations, current portion	413,636	372,727
Note payable - related parties	640,000	640,000
Convertible note payable to related party, current portion, net of discount of $0 and $247,032, respectively	1,500,000	1,252,968
Accrued interest to related parties	128,261	125,039
Loans payable	1,689	2,548
Total Current Liabilities	5,187,866	4,105,364

Lease payable, net of current portion, excluding amount related to disputed real property lease in Arizona	524,195	-
Contract obligations, net of current portion	372,067	408,681
Derivative liabilities	2,388,534	2,160,806
Total Liabilities	8,472,662	6,674,851

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 46,346,564 and 45,794,564 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	46,347	45,795
Additional paid-in-capital	29,302,551	29,042,072
Accumulated deficit	(34,538,109)	(32,516,406)
Total Shareholders’ Deficit	(5,189,211)	(3,428,539)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,283,451	$3,246,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2019	2018

Sales	$736,882	$1,011,749
Cost of goods sold	575,338	533,925
Gross profit	161,544	477,824

Operating expenses
Selling, general and administrative expenses	1,394,871	3,448,271
Research and development	8,877	51,878
Loss on abandonment of leasehold improvements	176,657	-
Amortization of license agreement	81,349	-
Total operating expenses	1,661,754	3,500,149

Loss from operations	(1,500,210)	(3,022,325)

Other income (expenses)
Financing costs (1)	(129,384)	(607,717)
Change in fair value of derivative liability	(98,344)	2,630,052
Gain on extinguishment of derivative liability	-	674,254
Interest expense (2)	(293,765)	(44,969)
Total other income (expenses)	(521,493)	2,651,620

Net Loss	$(2,021,703)	$(370,705)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.01)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	46,075,097	39,994,645

(1) Included in financing costs are these amounts from a related party	$129,384	$-
(2) Included in interest expense are these amounts from related parties	$293,765	$22,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended March 31, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	45,794,564	$45,795	$29,042,072	$(32,516,406)	$(3,428,539)

Fair value of common stock issued for services	452,000	452	186,524		186,976

Fair value of common stock issued to directors	100,000	100	62,900		63,000

Fair value of vested stock options			11,055		11,055

Net loss				(2,021,703)	(2,021,703)

Balance, March 31, 2019 (Unaudited)	46,346,564	$46,347	$29,302,551	$(34,538,109)	$(5,189,211)

Three months ended March 31, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	38,522,034	$38,522	$9,077,690	$(15,442,401)	$(6,326,189)

Net proceeds from sale of common stock	821,538	822	1,067,178		1,068,000

Fair value of common stock issued for services	465,000	465	717,735		718,200

Fair value of common stock issued to employees	250,000	250	500,167		500,417

Shares issued on exercise of warrants	856,360	856	941,140		941,996

Shares issued on conversion of Series-A Convertible Preferred Shares	316,050	316	315,734		316,050

Extinguishment of derivative liability			1,302,653		1,302,653

Fair value of vested stock options			561,671		561,671

Net loss				(370,705)	(370,705)

Balance, March 31, 2018 (Unaudited)	41,230,982	$41,231	$14,483,968	$(15,813,106)	$(1,287,907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATIONAL ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Month Ended March 31,
	2019		2018

Cash Flows from Operating Activities
Net loss		$(2,021,703)	$(370,705)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns		(35,016)	(111,486)
Provision for inventory reserves		(74,485)	(4,640)
Depreciation		9,791	17,910
Amortization of right of use asset		28,400	-
Amortization of intangible assets		81,349	-
Imputed interest contract obligation		4,295	-
Amortization on convertible note payable		247,032	-
Loss on abandonment of leasehold improvements		176,657	-
Fair value of vested stock options		11,055	561,671
Fair value of common stock issued for services		186,976	718,200
Fair value of common stock issued to directors and employees		63,000	500,417
Financing costs		129,384	607,717
Change in the fair value of derivative liability		98,344	(2,630,052)
Loss on extinguishment of derivative liability		-	(674,254)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable		(86,510)	170,902
Inventories		215,620	(343,892)
Advances to suppliers		-	195,680
Prepaid expenses and other		(178,172)	(15,902)
Other assets		48,800	(15,000)
(Decrease) Increase in:
Accounts payable and accrued expenses		672,798	129,448
Lease payable		(1,428)	-
Due to former related party vendor		-	(107,332)
Accrued interest to related parties		3,222	(33,431)
Net cash used in operating activities		(420,591)	(1,404,749)

Cash Flows from Investing Activities
Purchase of property and equipment		(176,657)	-
Net cash used in investing activities		(176,657)	-

Cash Flows from Financing Activities
Proceeds from sale of common stock		-	1,068,000
Proceeds from exercise of warrants		-	941,996
Payments on notes payable related party		-	(345,000)
Payments on capital lease obligations		-	(3,591)
Payments on loans payable		(859)	(2,046)
Net cash (used in) provided by financing activities		(859)	1,659,359

Net increase (decrease) in cash		(598,107)	254,610
Cash beginning of period		886,693	967,943
Cash end of period		$288,586	$1,222,553

Interest paid		$9,600	$56,344
Taxes paid	$		$-

Non-Cash Financing Activities
Recording of right to use asset and lease liability		$659,347	$-
Extinguishment of derivative liability		$-	$1,302,653
Common shares issued upon conversion of Series A preferred		$-	$316,500

The accompanying notes are integral part of these condensed consolidated financial statements

GENERATION ALPHA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Generation Alpha, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

History and Organization

Generation Alpha, Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on March 2, 2007 as Cinjet, Inc. (“Cinjet”). Effective September 1, 2015, Cinjet changed its corporate name to Solis Tek Inc. (“Solis Tek”). Effective September 25, 2018, the Company entered into an agreement and plan of merger (the “Merger Agreement”), whereby a wholly-owned subsidiary of the Company (the “Merger Sub”) was merged into the Company (the “Merger”). Upon consummation of the Merger, the separate existence of Merger Sub ceased and the Company changed its name from Solis Tek to Generation Alpha, Inc. On June 23, 2015, the Company entered into an Agreement of Merger and Plan of Reorganization (the “Agreement”) with Solis Tek Inc., a California corporation (“STI”), and CJA Acquisition Corp., a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into STI (the “Merger”), with STI surviving the Merger as a wholly-owned subsidiary of the Company. The Merger was accounted for as a recapitalization of the Company with STI being deemed the accounting acquirer.

Overview of Business

The Company is a vertically integrated technology innovator, developer, manufacturer and distributor focused on bringing products and solutions to commercial and retail cannabis growers in both the medical and adult use recreational space in legal markets across the U.S. The Company’s lighting and nutrient customers include retail stores, distributors and commercial growers in the United States and abroad. In early 2018, the Company announced its expansion into the “touch-the-plant” side of the cannabis business. In April 2019, the Company purchased a facility in Phoenix, Arizona, which holds the approval and authorization for a Conditional Use Permit, which allows the facility to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis. The Company anticipates having this facility operational and cash flow positive by the second quarter of 2020, after the completion of the design, permitting and construction buildout, subject to sourcing the additional capital needed to fund the construction and purchase of the necessary equipment for the buildout of the facility.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2019, the Company incurred a net loss of $2,021,703 and used cash in operations of $420,591 and had a shareholders’ deficit of $5,189,211 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $288,586. Management estimates that the current funds on hand will be sufficient to continue operations through June 2019. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s stock holders, in case or equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: STI; Solis Tek East, Corporation (“STE”), an entity incorporated under the laws of the State of New Jersey, Zelda Horticulture, Inc. (“Zelda”), an entity incorporated under the laws of the State of California, and YLK Partners NV, LLC (“YLK”), Generation Alpha Brands, Inc., Trilogy Dispensaries, Inc., Extracting Point, LLC (“Extracting Point”), and GrowPro Solutions, Inc., all entities formed under the laws of Nevada. Intercompany transactions and balances have been eliminated in consolidation.

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of and, lease liabilities for operating leases of $659,347. There was no cumulative-effect adjustment to accumulated deficit. As discussed in Note 4, the Company did not record a right of use asset and lease liability for the net present value of future lease obligations for the lease of real property in Arizona.

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

For the three months ended March 31, 2019, options to acquire 8,369,391 shares of common stock, warrants to acquire 12,783,140 shares of common stock, and 3,000,000 shares to be issued upon conversion of our convertible note have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive. For the three months ended March 31, 2018, options to acquire 3,000,000 shares of common stock, warrants to acquire 900,000 shares of common stock, and 1,947,826 shares to be issued upon conversion of our convertible notes and preferred stock have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, reserves for inventory obsolescence, estimates for potential losses on lease abandonments, assumptions made in valuing derivative liabilities, valuing equity instruments issued for services, and valuation allowance for deferred tax assets, among others. Actual results could differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standard Update (“ASU”) No. 2014-09. This new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

Under this guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of March 31, 2019 and December 31, 2018, the Company recorded reserves for returned product in the amounts of $95,475 and $107,669, respectively, which reduced the accounts receivable balances as of those periods.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of March 31, 2019 and December 31, 2018.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At March 31, 2019 and December 31, 2018, the reserve for excess and obsolete inventory was $836,292 and $910,778, respectively.

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. At March 31, 2019 and December 31, 2018, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the three months ended March 31, 2019 and 2018, its ballasts, lamps and reflectors, which comprised the majority of the Company’s purchases during those periods, were each only purchased from one separate vendor.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. One customer accounted for 13% of the Company’s revenue for the three months ended March 31, 2019, and as of March 31, 2018, two customers accounted for 19% and 17% of the Company’s revenue. Shipments to customers outside the United States comprised 1.0% and 3.8% for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, one customer accounted for 19.8% of the Company’s trade accounts receivable balance, and as of December 31, 2018, four customers accounted for 37.4%, 14.4%, 12.9% and 12.1% of the Company’s trade accounts receivable.

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

The fair value of the derivative liabilities of $2,388,534 and $2,160,806 at March 31, 2019 and December 31, 2018, respectively, was valued using Level 2 inputs.

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

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Leasehold improvements	$7,000	$7,000
Machinery and equipment	178,455	178,455
Computer equipment	10,908	10,908
Furniture and fixtures	39,560	39,560
	235,923	235,923
Less: accumulated depreciation	(188,953)	(179,162)
Property and equipment, net	$46,970	$56,671

Depreciation expense for the three months ended March 31, 2019 and 2018 was $9,791 and $17,910, respectively.

In January 2019, the Company incurred leasehold improvements of $176,657. In February 2019, the Company terminated its Arizona facility lease thereby abandoning $176,657 of leasehold improvements during the three months ended March 31, 2019. The Company recorded the abandonment of leasehold improvements as a component of operating expense in the condensed consolidated statement of operations (see Note 9).

NOTE 4 – LEASE PAYABLE

The Company has one lease agreement for office spaces with a remaining lease terms of 4 years and 3 months as of March 31, 2019.  Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component.  Rent expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$44,746

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$-
Weighted average remaining lease term – operating leases (in years)	4.3
Average discount rate – operating leases	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2019
Operating leases
Long-term right-of-use assets	$616,624

Short-term operating lease liabilities	$121,498
Long-term operating lease liabilities	524,195
Total operating lease liabilities	$645,693

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2019 (remaining 9 months)	$135,000
2020	182,250
2021	189,000
2022	189,000
2023	94,500
Total lease payments	789,750
Less: Imputed interest/present value discount	(144,057)
Present value of lease liabilities	$645,693

Rent expense for the three months ended March 31, 2019 and 2018 was $165,211 and $71,737, respectively.

Lease Abandonment

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

As discussed in Note 10, the Company provided MSCP a notice of termination, and on February 15, 2019, MSCP, L.L.C (“MSCP”), filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against the Company and YLK. The Company recently filed counterclaims against MSCP for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. The Company intends to vigorously defend this action. At the date of notice of termination, the Company had a remaining lease obligation of approximately $6,000,000. Due to the lease termination, the Company excluded the lease as a ROU asset and lease liabilities, and due to its counterclaims, is unable to determine and did not record, any estimate of liability at March 31, 2019.

As required by ASC 842, the Company must record a right of use asset and lease liability of $4,839,000 at January 1, 2019 for the net present value of future lease obligations related to the Arizona property. However, due to actions of the lessor and upon advice of counsel, management believes that it is no longer obligated under the terms of the lease and accordingly has not recorded the asset and related liability. If the Company were obligated to the lessor, the assets and liabilities of the accompanying balance sheet would increase by $4,839,000.

No liabilities have been provided for losses incurred on the Company’s early termination of the lease, as such amounts are not practicably determinable.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Notes payable to officers/shareholders – past due (a)	600,000	600,000
Notes payable to related parties – past due (b)	40,000	40,000
Total	$640,000	$640,000

a.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at March 31, 2019 and December 31, 2018, respectively.

b.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the notes at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, accrued interest on the notes payables to related parties was $128,261 and $125,039, respectively. During the three months ended March 31, 2019, the Company added $12,822 of additional accrued interest and made interest payments of $9,600.

NOTE 6 – LOAN PAYABLE

Loan payable consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Automobile loan	$1,689	$2,548
Less: current portion	(1,689)	(2,548)
Non-current portion	$-	$-

At December 31, 2018, $2,548 was due on a loan agreement for a purchased automobile. During the three months ended March 31, 2019, the Company made payments of $859, leaving a total of $1,689 owed on the loan as of March 31, 2019.

NOTE 7 – CONVERTIBLE SECURED NOTE PAYABLE TO RELATED PARTY

Secured note payable to related party consists of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

YA II PN, Ltd.	$1,500,000	$1,500,000
Less debt discount	-	(247,032)
Secured note payable, net	$1,500,000	$1,252,968

On May 10, 2018, the Company issued a secured debenture (the “2018 Note”) to YA II PN Ltd. (“YA II PN”) in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on February 9, 2019. The 2018 Note was amended effective February 9, 2019 (see below). The 2018 Note is secured by all the assets of the Company and its subsidiaries. As part of the issuance, the Company also granted YA II PN 5-year warrants to purchase a total of 7,500,000 shares of the Company per the following terms.

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

The Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future events. As such, the Company determined that the conversion feature and the warrants created a derivative with a fair value of $7,677,406 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the 2018 Note of $1,500,000 as a valuation discount to be amortized over the life of the 2018 Note, and the excess of $6,177,406 was recorded as a finance cost for the twelve months ended December 31, 2018. During the three months ended March 31, 2019, amortization of valuation discount was $247,032 was recorded as an interest cost, leaving no remaining unamortized balance of the valuation discount at March 31, 2019.

Amendment to Secured Note Payable to Related Party

On February 25, 2019, the Company entered into an amendment agreement (the “Amendment”) with YA II PN, which amended (i) the secured promissory note in the principal face amount of $1.5 million issued on May 10, 2018 (the “Note”), (ii) a warrant, dated May 10, 2018 for 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 (“Warrant #1”), (iii) a warrant, dated May 10, 2018 for 2,250,000 shares of the Company’s common stock at an exercise price of $1.50 (“Warrant #2”), (iv) a warrant, dated May 10, 2018 for 2,250,000 shares of the Company’s common stock at an exercise price of $1.50 (“Warrant #3”), and (v) a warrant, dated May 10, 2018 for 2,000,000 shares of the Company’s common stock at an exercise price of $1.50 (“Warrant #4”, and together with Warrant #1, Warrant #2 and Warrant #3, the “Warrants”).

Pursuant to the Amendment, the Note was amended to (i) extend the maturity date of the Note from February 9, 2019 to August 9, 2019 and (ii) provide a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price of $0.50 a share. The Note was not convertible previously.

In addition, pursuant to the Amendment, the Warrants were amended to (i) reduce the exercise price from $1.50 per share to $0.50, $0.75, $1.00 and $1.25 per share for Warrant #1, Warrant #2, Warrant #3 and Warrant #4, respectively, and (ii) remove in Warrant #2, Warrant #3 and Warrant #4, the Company’s right of redemption and right to compel exercise of such Warrants. The Company calculated the fair market value of the Warrants before and after the modifications above, and recorded the difference of $129,384 as a financing cost included in other expenses during the three months ended March 31, 2019.

NOTE 8 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices and the exercise prices of the warrants described in Note 7 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2019, and December 31, 2018, the derivative liabilities were valued using a Black Scholes Merton pricing model with the following assumptions:

	March 31, 2019	December 31, 2018

Exercise Price	$0.26 – 0.92	$0.22 – 1.50
Stock Price	$0.35	$0.34
Risk-free interest rate	2.42%	2.50%
Expected volatility	146 – 157%	137 – 147%
Expected life (in years)	3.71 – 4.11	3.96 – 4.36
Expected dividend yield	0%	0%

Fair Value:	$2,388,534	$2,160,806

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

The balance of the derivative liability at December 31, 2018 was $2,160,806. During the three months ended March 31, 2019, the Company recognized $98,344 as other expense, which represented the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized $129,384, which represented a change in the terms of warrants, and was recorded as a financing cost and included in other expense.

The balance of the derivative liability at December 31, 2017 was $4,869,082. During the three months ended March 31, 2018, the Company recognized $2,630,052 as other income, which represented the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized $1,976,907, which represented the extinguishment of derivative liabilities, of which $674,254 was included in other income and the remaining $1,302,653 was recorded to additional paid-in-capital.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Shares Issued for Services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and, sales and marketing activities. During the three months ended March 31, 2019 and 2018, the Company issued an aggregate of 452,000 and 465,000 shares of common stock, respectively, to these consultants with a fair value of $186,976 and $718,200 at the date of grant, respectively, which was recognized as compensation cost.

Director Appointment and Consulting Agreement

On February 5, 2019, the Board of Directors of the Company increased the number of directors and appointed Mr. David Lenigas as a director of the Company, effective immediately. In connection with the appointment of Mr. Lenigas, the Company granted him 100,000 shares of common stock, at $0.63 per share, which vested immediately.

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

Common Shares Issued to Employees for Services

During the three months ended March 31, 2018, the Company issued 250,000 shares of common stock to its executives valued at $335,000 and recorded an additional $165,417 of stock-based compensation expense related to the vesting of common shares previously issued to its executive and an employee.

Summary of Stock Options

A summary of stock options for the three months ended March 31, 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2018	8,394,391	$0.66
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(25,000)	0.69
Balance outstanding, March 31, 2019	8,369,391	$0.66
Balance exercisable, March 31, 2019	8,160,502	$0.66

The Company recorded compensation expense pursuant to authoritative guidance provided by the ASC Topic 718 – Stock Compensation for the three months ended March 31, 2019 and 2018 of $11,055 and $561,671, respectively.

On February 5, 2018, the Company terminated its employment agreement with Mr. Forchic, and per the terms of the employment agreement, 2,000,000 unvested option immediately vested, resulting in a stock-based compensation charge of $534,310 during the three months ended March 31, 2018.

Information relating to outstanding options at March 31, 2019, summarized by exercise price, is as follows:

	Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.46	100,000	4.70	$0.46	100,000	$0.46
$0.60	3,000,000	3.86	$0.60	3,000,000	$0.60
$0.69	5,269,391	4.67	$0.69	3,635,880	$0.69
	8,369,391	4.37	$0.66	8,160,502	$0.66

As of March 31, 2019, the Company has outstanding unvested options with future compensation costs of $117,924, which will be recorded as compensation cost as the options vest over their remaining average vesting period of 2.00 years. The weighted-average remaining contractual life of options outstanding and exercisable at March 31, 2019 was 4.37 years. Both the outstanding and exercisable stock options had no intrinsic value at March 31, 2019.

Summary of Warrants

A summary of warrants for the three months ended March 31, 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2018	12,783,140	$0.91
Warrants granted	-	-
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2019	12,783,140	$0.57
Balance exercisable, March 31 , 2019	12,783,140	$0.57

Information relating to outstanding warrants at March 31, 2019 summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	5,000,000	4.11	$0.01	5,000,000	$0.01
$0.50	500,000	4.11	$0.50	500,000	$0.50
$0.75	2,250,000	4.11	$0.75	2,250,000	$0.75
$1.00	2,250,000	4.11	$0.75	2,250,000	$0.75
$1.10	283,140	3.56	$1.10	283,140	$1.10
$1.25	2,000,000	4.11	$1.25	7,500,000	$1.25
	12,783,140	4.09	$0.57	12,783,140	$0.57

As of March 31, 2019, the outstanding and exercisable warrants had an intrinsic value of $1,705,000.

NOTE 10 – COMMITMENTS

Technology License Agreement

The Company entered into a technology license agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For the three months ended March 31, 2019 and 2018, $0 was recorded as research and development expense under the agreement on the Condensed Consolidated Statements of Operations related to the minimum annual fee. A total of $140,713 was owed under the amended agreement at each of March 31, 2019 and December 31, 2018.

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

No amounts have been provided for damages, if any, resulting from early termination of the Arizona lease as such amounts are not practicably determinable.

NOTE 11 – SUBSEQUENT EVENTS

Acquisition of Facility

On April 2, 2019, the Company, through its newly-formed wholly-owned subsidiary Extracting Point, completed the purchase of the real property located at 2601 West Holly Street in Phoenix, Arizona (the “Property”) for $3,500,000. The Property holds the approval and authorization for a Conditional Use Permit, which allows the Property to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis.

Loan Agreement

On April 2, 2019, Extracting Point entered into a loan agreement (the “Loan Agreement”) with Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016 (the “Lender”), pursuant to which Extracting Point borrowed $3,500,000 from the Lender (the “Loan”). The Loan is evidenced by an installment note – interest included (the “Note”), guaranteed by the Company pursuant to a corporate guaranty (the “Guaranty”) and is secured by a first priority lien on the Property pursuant to a deed of trust and assignment of rents between Extracting Point and Thomas Title & Escrow, for the benefit of the Lender (the “Deed of Trust”). Extracting Point used the net proceeds from the Loan to acquire the Property.

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

Departure of Director

On May 10, 2019, Peter Najarian notified the Board of Directors (the “Board”) of the Company that he was resigning from the Board, effective immediately.  Mr. Najarian did not resign from the Board due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Results of Operations

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2019 and 2018 was $736,882 and $1,011,749, respectively, a decrease of $274,867, or 27%. The decrease was due to several negative factors during the first quarter of 2019, as compared to the first quarter of 2018.

Such factors included, market instability and uncertainty, reports of over-capacity and price declines at the wholesale level. This state of ambiguity as to the number of licenses, announced cultivations in the building-out process, demand on a state-by-state level, and lead time to production and profitability has put a general pall on the marketplace as exhibited in our sales, and is also reflected in the sales of competitive U.S. based companies. Former U.S. Attorney General Jeff Sessions’ messaging, the Administration’s stance and announcements on marijuana enforcement, particularly the rescinding of the Cole Memorandum and giving the Federal U.S. Attorneys “free-reign” as to enforcement priorities set a very negative tone and caused hesitation from buyers in the cannabis industry. Industry-wide build-outs slowed and were pushed-out. Additionally, as the new legal adult use recreational States come on stream - the requirements for testing, oversight, and tightening of the regulatory environment caused a pause in the expansion timetable of many new licensees.

Specific reasons to beset our revenue included a change of message and direction. We had previously been a retail driven company servicing our 500+ hydro-stores targeting the home and hobbyist growers. While we continue to service those valued retail customers, we have repositioned a segment of our sales force to nationwide commercial cultivation account managers and have re-programed the sales team, changed pricing and changed marketing strategies. Our recent shift to convert to a commercial mindset, also altered our inventory strategy to longer fulfillment and lead times. For the first time, our product engineers and sales team are also offering specific consulting services into every aspect of a new cultivation, including environmental requirements as well as full build-out and growing ancillary services, up to and including production requirements and specifications.

Cost of sales for the three months ended March 31, 2019 and 2018, was $575,338 and $533,925, respectively. Gross profit for the three months ended March 31, 2019 and 2018, was $161,544 and $477,824, respectively. The decrease in gross profit of $316,280, or 66%, was primarily due to our decrease in revenue. As a percentage of revenue, gross profit for the three months ended March 31, 2019 was 22%, compared to 47% for the three months ended March 31, 2018. The decline in gross profit margin was due primarily to our increased reserves for inventory obsolescence.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2019 and 2018 was $1,394,871 and $3,448,271, respectively, a decrease of $2,053,400, or 60%. For the three months ended March 31, 2019, stock-based compensation expense decrease $1,519,257 to $261,031, compared to $1,780,288 for the prior year period. Excluding stock-based compensation expense, our SG&A decreased $525,788 due to the recording of a $449,000 severance obligation to our former Chief Executive Officer during the prior year period, and the remaining difference of $76,788 is decreased operating expenses.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2019 and 2018 was $8,877 and $51,878, respectively, a decrease of $43,001, or 83%. The decrease in R&D expenses was primarily due to decreased employee compensation and royalty expense.

Loss on Abandonment of Leasehold Improvements

Loss on abandonment of leasehold improvement for the three months ended March 31, 2019 was $176,657. In February 2019, we terminated our Arizona facility lease, thereby abandoning $176,657 of leasehold improvements during the three months ended March 31, 2019. No similar activity occurred during the prior year period.

Other Income and Expenses

Other expense for the three months ended March 31, 2019 was $521,493, compared to other income of $2,651,620 for the three months ended March 31, 2018. The change in balance was due to the difference in the change in fair value of derivative liability of $2,728,396, the recording of a gain on the extinguishment of derivatives of $674,254, which did not occur during the current year period, decreased financing costs of $478,333, and increased interest expense of $248,796 due to the amortization of debt discount of $247,032, which did not occur during the prior year period.

Net loss

Net loss for the three months ended March 31, 2019 was $2,021,703, compared to a net loss of $370,705 for the three months ended March 31, 2018. The increase in net loss was due to decreased revenue, gross margin, and the change in other income and expenses, offset by decreased operating expenses as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash flows used in operating activities

During the three months ended March 31, 2019, we used cash in operating activities of $420,591, compared to cash used in operating activities of $1,404,749 during the three months ended March 31, 2018. During the three months ended March 31, 2019, cash was primarily used to fund our operating loss of 2,021,704, partially offset by a $685,023 increase in .accounts payable and accrued expenses, a $247,032 discount on convertible note payable, a $215,620 decrease in inventories, $186,976 of fair value of common stock issued for services, $176,657 loss on abandonment of leasehold improvements, and $129,384 of financing costs.

Cash flows used in investing activities

During the three months ended March 31, 2019 and 2018, we used $176,657 and $0, respectively, in cash from investing activities to purchase property and equipment.

Cash flows provided by financing activities

During the three months ended March 31, 2019, we used cash from financing activities of $859 compared to cash provided by financing activities of $1,659,359 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we made payments on a loan totaling $859. During the three months ended March 31, 2018, we raised $1,068,000 from a private placement offering, received $941,996 from the exercise of warrants, made payments of $345,000 on our notes payable to related parties, and made payments on loans payable and capital lease obligation totaling $5,637.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2019, we incurred an operating loss of $2,021,703, used cash in operations of $420,591 and had a stockholders’ deficit of $5,189,211 as of March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At March 31, 2019, we had cash on hand in the amount of $288,586. Management estimates that the current funds on hand will be sufficient to continue operations through June 2019. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Lease Abandonment

As discussed in Notes 4 and 10 of the accompanying condensed consolidated financial statements, the Company provided MSCP a notice of termination, and on February 15, 2019, MSCP, L.L.C (“MSCP”), filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against the Company and YLK. The Company recently filed counterclaims against MSCP for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. The Company intends to vigorously defend this action. At the date of notice of termination, the Company had a remaining lease obligation of approximately $6,000,000. Due to the Company’s counterclaims, we are unable to determine and did not record, an estimate of liability at March 31, 2019.

No amounts have been provided in the financial statements for the right of use asset and related lease liability. Further, no liability has been provided for any damages arising from the early termination of the lease, as such amounts, if any, are not practicably determinable.

Notes Payable

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at each of March 31, 2019 and December 31, 2018.

We entered into note agreements with the parents of Alan Lien, our Chief Executive Officer and one of our directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $40,000 was due on the loans at each of March 31, 2019 and December 31, 2018. The loans are currently past due.

Convertible Note Payable

On May 10, 2018, we issued a secured debenture (the “2018 Note”) to YA II PN in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on February 9, 2019. The 2018 Note was amended effective February 9, 2019 for which the maturity date was extended to August 9, 2019 and could be converted into our common stock at a conversion price of $0.50 a share (see Note 7 of the accompanying condensed consolidated financial statements). The 2018 Note is secured by all our assets and our subsidiaries, except for the Arizona real estate we purchased in April 2019, which is subject to a mortgage.

Secured Loan

On April 2, 2019, our wholly-owned subsidiary Extracting Point, LLC, or Extracting Point, entered into a loan agreement, or the Loan Agreement, with Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016, or the Lender, pursuant to which Extracting Point borrowed $3,500,000 from the Lender, or the Loan. The Loan is evidenced by an installment note – interest included, or the Note, which we guaranteed pursuant to a corporate guaranty and is secured by a first priority lien on the Arizona Facility pursuant to a deed of trust and assignment of rents between Extracting Point and Thomas Title & Escrow, for the benefit of the Lender. Extracting Point used the net proceeds from the Loan to acquire the real property located at 2601 West Holly Street in Phoenix, Arizona, or the Arizona Facility.

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

Standby Equity Distribution Agreement

On April 16, 2018, we entered into a Standby Equity Distribution Agreement, or SEDA, with YA II PN. The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The $25,000,000 facility may be drawn-down upon by us in installments, the maximum amount of each of which is limited to $1,000,000. For each share of common stock purchased under the SEDA, YA II PN will pay 90% of the lowest VWAP of our shares during the five trading days following our draw-down notice to YA II PN. The VWAP that will be used in the calculation will be that reported by Bloomberg, LLC, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as historical experience, the age of the accounts receivable balances, credit quality, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

Inventories

We provide inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Recent Accounting Pronouncements

See Note 2 of the condensed consolidated financial statements for management’s discussion of recent accounting pronouncements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, which are incorporated by reference herein.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: May 15, 2019	By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

