Form 10-Q
period 2019-06-30
Generation Alpha, Inc.
filed 2019-08-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2019

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

The number of shares of registrant’s common stock outstanding as of August 13, 2019 was 46,320,564.

GENERATION ALPHA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$240,012	$886,693
Accounts receivable, net of allowance for doubtful accounts and returns of $96,191 and $144,668, respectively	230,569	91,208
Inventories, net	528,672	570,187
Prepaid expenses and other current assets	142,402	255,985
Total Current Assets	1,141,655	1,804,073

Property and equipment, net	37,840	56,761
Right of use (“ROU”) asset, net, excluding amount related to disputed real property lease in Arizona (Note 6)	587,629	-
Intangible assets acquired from related party, net	-	1,301,591
Other assets	35,087	83,887
Total Assets	$1,802,211	$3,246,312

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,025,898	$1,263,364
Due to former officer and shareholder	448,718	448,718
Lease payable, current portion, excluding amount related to disputed real property lease in Arizona (Note 6)	124,560	-
Contract obligations, current portion	454,545	372,727
Note payable - related parties	790,000	640,000
Convertible note payable to related party, net of discount of $0 and $247,032, respectively	1,500,000	1,252,968
Accrued interest to related parties	133,804	125,039
Loans payable	140,784	2,548
Total Current Liabilities	5,618,309	4,105,364

Lease payable, net of current portion, excluding amount related to disputed real property lease in Arizona (Note 6)	491,883	-
Contract obligations, net of current portion	335,453	408,681
Derivative liabilities	761,478	2,160,806
Total Liabilities	7,207,123	6,674,851

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 46,320,564 and 45,794,564 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	46,321	45,795
Additional paid-in-capital	29,300,822	29,042,072
Accumulated deficit	(34,752,055)	(32,516,406)
Total Shareholders’ Deficit	(5,404,912)	(3,428,539)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,802,211	$3,246,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Sales	$682,855	$701,626	$1,419,737	$1,713,375
Cost of goods sold	189,368	584,916	764,706	1,118,841
Gross profit	493,487	116,710	655,031	594,534

Operating expenses
Selling, general and administrative expenses	872,729	2,568,669	2,267,600	6,016,940
Research and development	145,392	62,706	154,269	114,584
Loss on abandonment of leasehold improvements	40,905	-	217,562	-
Impairment of intangible assets acquired from related party	1,138,892	-	1,138,892	-
Amortization of license agreement	81,350	81,349	162,699	81,349
Excess cost of acquisition to related party over historical basis	-	4,450,000	-	4,450,000
Total operating expenses	2,279,268	7,162,724	3,941,022	10,662,873

Loss from operations	(1,785,781)	(7,046,014)	(3,285,991)	(10,068,339)

Other income (expenses)
Financing costs (1)	-	(7,317,406)	(129,384)	(7,317,406)
Change in fair value of derivative liability	1,627,056	4,181,874	1,528,712	6,811,926
Gain on extinguishment of derivative liability	-	1,715,173	-	2,389,427
Interest expense (2)	(55,221)	(1,611,695)	(348,986)	(2,264,381)
Total other income (expenses)	1,571,835	(3,032,054)	1,050,342	(380,434)

Loss before income taxes	(213,946)	(10,078,068)	(2,235,649)	(10,448,773)

Provision for income taxes	-	3,200	-	3,200

Net loss	$(213,946)	$(10,081,268)	$(2,235,649)	$(10,451,973)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.24)	$(0.05)	$(0.25)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	46,320,564	42,370,311	46,198,509	41,820,127

(1) Included in financing costs are these amounts from a related party	$-	$137,080	$129,384	$549,802
(2) Included in interest expense are these amounts from related parties	$45,060	$16,868	$334,503	$39,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended June 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2019 (Unaudited)	46,346,564	$46,347	$29,302,551	$(34,538,109)	$(5,189,211)

Fair value of common stock issued for services	(26,000)	(26)	(9,100)		(9,126)

Fair value of vested stock options			7,371		7,371

Net loss				(213,946)	(213,946)

Balance, June 30, 2019 (Unaudited)	46,320,564	$46,321	$29,300,822	$(34,752,055)	$(5,404,912)

Six months ended June 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	45,794,564	$45,795	$29,042,072	$(32,516,406)	$(3,428,539)

Fair value of common stock issued for services	426,000	426	177,424		177,850

Fair value of common stock issued to directors	100,000	100	62,900		63,000

Fair value of vested stock options			18,426		18,426

Net loss				(2,235,649)	(2,235,649)

Balance, June 30, 2019 (Unaudited)	46,320,564	$46,321	$29,300,822	$(34,752,055)	$(5,404,912)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended June 30, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2018 (Unaudited)	41,230,982	$41,231	$14,483,968	$(15,813,106)	$(1,287,907)

Net proceeds from sale of common stock	500,000	500	499,500		500,000

Fair value of common stock issued for services	805,000	805	917,795		918,600

Fair value of common stock issued to employees	-	-	190,625		190,625

Shares issued on exercise of warrants	450,000	450	494,550		495,000

Shares issued on conversion convertible note payable	1,788,082	1,788	1,786,294		1,788,082

Shares issued on conversion of Series A Convertible Preferred Shares	52,500	53	52,447		52,500

Extinguishment of derivative liability			496,350		496,350

Fair value of warrants issued for financing costs			1,140,000		1,140,000

Fair value of warrants issued for acquisition of intangible assets from related party			5,450,000		5,450,000

Net loss				(10,081,268)	(10,081,268)

Balance, June 30, 2018 (Unaudited)	44,826,564	$44,827	$25,511,529	$(25,894,374)	$(338,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Six months ended June 30, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	38,522,034	$38,522	$9,077,690	$(15,442,401)	$(6,326,189)

Net proceeds from sale of common stock	1,321,538	1,322	1,566,678		1,568,000

Fair value of common stock issued for services	1,270,000	1,270	1,635,530		1,636,800

Fair value of common stock issued to employees	250,000	250	690,792		691,042

Shares issued on exercise of warrants	1,306,360	1,306	1,435,690		1,436,996

Shares issued on conversion convertible note payable	1,788,082	1,788	1,786,294		1,788,082

Shares issued on conversion of Series A Convertible Preferred Shares	368,550	369	368,181		368,550

Extinguishment of derivative liability			1,799,003		1,799,003

Fair value of warrants issued for financing costs			1,140,000		1,140,000

Fair value of warrants issued for acquisition of intangible assets from related party			5,450,000		5,450,000

Fair value of vested stock options to former chief executive officer			561,671		561,671

Net loss				(10,451,973)	(10,451,973)

Balance, June 30, 2018 (Unaudited)	44,826,564	$44,827	$25,511,529	$(25,894,374)	$(338,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATIONAL ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Month Ended June 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(2,235,649)	$(10,451,973)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	(48,477)	(111,967)
Provision for inventory reserves	(490,578)	196,367
Depreciation and amortization	181,620	112,417
Depreciation of ROU asset	57,395	-
Imputed interest contract obligation	8,590	4,295
Amortization on convertible note payable	247,032	-
Loss on abandonment of leasehold improvements	217,562	-
Impairment of intangible assets	1,138,892	-
Fair value of warrants issued to related party acquire licensing rights	-	4,450,000
Fair value of vested stock options	18,426	561,671
Fair value of common stock issued for services	177,850	1,636,800
Fair value of common stock issued to directors and employees	63,000	691,042
Fair value of warrants issued for financing costs	-	7,317,406
Amortization of debt discount	-	1,808,524
Amortization of Series A preferred shares discount	-	368,550
Financing costs	129,384	-
Change in the fair value of derivative liability	(1,528,712)	(6,811,926)
Gain on extinguishment of derivative liability	-	(2,389,427)
Change in lease payable	(30,678)	-
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(90,884)	332,668
Inventories	532,093	(119,116)
Advances to suppliers	-	205,880
Prepaid expenses and other	113,583	(70,794)
Other assets	48,800	(64,600)
(Decrease) increase in:
Accounts payable and accrued expenses	764,631	428,292
Due to former related party vendor	-	(381,457)
Accrued interest to related parties	8,765	(28,324)
Net cash used in operating activities	(717,355)	(2,315,672)

Cash Flows from Investing Activities
Accounts receivable acquired on acquisition	-	250,000
Purchase of property and equipment	(217,562)	(46,805)
Net cash (used in) provided by investing activities	(217,562)	203,195

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	1,568,000
Proceeds from exercise of warrants	-	1,436,996
Proceeds from secured note payable		1,500,000
Proceeds from notes payable related party	150,000	-
Payments on notes payable related party	-	(505,000)
Payments on capital lease obligations	-	(7,782)
Proceeds from loans payable	150,000	-
Payments on loans payable	(11,764)	(3,684)
Net cash provided by financing activities	288,236	3,988,530

Net increase (decrease) in cash	(646,681)	1,876,053
Cash beginning of period	886,693	967,943
Cash end of period	$240,012	$2,843,996

Interest paid	$19,200	$56,344
Taxes paid	$-	$-

Non-Cash Financing Activities
Recording of right to use asset and lease liability	$659,347	$-
Extinguishment of derivative liability	$-	$1,799,003
Common shares issued upon conversion of convertible note payable and accrued interest	$-	$1,788,082
Common shares issued upon conversion of Series A preferred	$-	$368,550
Assets acquired from related party on issuance of warrants	$-	$1,750,000
Contract obligations incurred on acquisitions of license agreement	$-	$1,768,523

The accompanying notes are integral part of these condensed consolidated financial statements

GENERATION ALPHA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Generation Alpha, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2019, the Company incurred a net loss of $2,235,649 and used cash in operations of $717,355 and had a shareholders’ deficit of $5,404,912 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2019, the Company had cash on hand in the amount of $240,012. Management estimates that the current funds on hand will be sufficient to continue operations through September 2019. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s stock holders, in case or equity financing.

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

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a ROU asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease ROU assets of and, lease liabilities for operating leases of $659,347. There was no cumulative-effect adjustment to accumulated deficit. As discussed in Note 6, the Company did not record a ROU asset and lease liability for the net present value of future lease obligations for the lease of real property in Arizona.

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

For the six months ended June 30, 2019, options to acquire 8,314,391 shares of common stock, warrants to acquire 12,783,140 shares of common stock, and 3,000,000 shares to be issued upon conversion of our convertible note have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive. For the six months ended June 30, 2018, options to acquire 3,000,000 shares of common stock and warrants to acquire 13,783,140 shares of common stock and shares potentially issuable under our convertible note agreements have been excluded from the calculation of weighted average common shares outstanding at June 30, 2018, as their effect would have been anti-dilutive.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of June 30, 2019 and December 31, 2018, the Company recorded reserves for returned product in the amounts of $52,149 and $143,947, respectively, which reduced the accounts receivable balances as of those periods.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of June 30, 2019 and December 31, 2018.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At June 30, 2019 and December 31, 2018, the reserve for excess and obsolete inventory was $420,200 and $910,778, respectively.

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. During the six month period ended June 30, 2019 and the year ended December 31, 2018, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the six months ended June 30, 2019 and 2018, its ballasts, lamps and reflectors, which comprised the majority of the Company’s purchases during those periods, were each only purchased from one separate vendor.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. No customer accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2019, and two customers accounted for 29% and 10% of the Company’s revenue for the three months ended June 30, 2018. No customer accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2019, and one customer accounted for 12% of the Company’s revenue for the six months ended June 30, 2018. Shipments to customers outside the United States were less than 5% for both the three month periods ended June 30, 2019 and 2018.

As of June 30, 2019, one customer accounted for 11% of the Company’s trade accounts receivable balance, and as of December 31, 2018, four customers accounted for 37%, 14%, 13% and 12% of the Company’s trade accounts receivable.

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

The fair value of the derivative liabilities of $761,478 and $2,160,806 at June 30, 2019 and December 31, 2018, respectively, was valued using Level 3 inputs.

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

Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

At December 31, 2018, the Company had intangible assets of $1,301,591 that consisted of a license right. In June 2019, and based on management’s assessment, it was determined that the intangible asset was impaired, and an impairment charge was recorded for $1,138,892 during the three and six month period ended June 30, 2019 (see Note 4).

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Leasehold improvements	$7,000	$7,000
Machinery and equipment	178,455	178,455
Computer equipment	10,908	10,908
Furniture and fixtures	39,560	39,560
	235,923	235,923
Less: accumulated depreciation	(198,083)	(179,162)
Property and equipment, net	$37,840	$56,671

Depreciation expense for the three months ended June 30, 2019 and 2018 was $9,130 and $13,158, and $18,921 and $31,068, respectively, for the six months ended June 30, 2019 and 2018.

During the six months ended June 30, 2019, the Company incurred leasehold improvements of $217,562, and subsequently terminated its Arizona facility lease thereby abandoning $217,562 of leasehold improvements during the six months ended June 30, 2019. The Company recorded the abandonment of leasehold improvements as a component of operating expense in the condensed consolidated statement of operations (see Note 6).

NOTE 4 – LICENSE AGREEMENT ACQUIRED FROM RELATED PARTIES

License agreement acquired from related parties as of June 30, 2019 and December 31, 2018, consisted of the following:

	As of
	June 30, 2019	December 31, 2018
License agreement	$1,518,523	$1,518,523
Accumulated amortization	(379,631)	(216,932)
Impairment charge	(1,138,892)	-
Intangible assets, net	$-	$1,301,591

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

The Sellers were the following, who were determined to be related parties:

(a)	LK Ventures, LLC a Nevada limited liability company. One-half of the membership interests of LK Ventures, LLC is owned by Alan Lien, Chief Executive Officer, President and a director of the Company, and the remaining one-half is owned by a non-affiliated party. LK Ventures, LLC received 2,250,000 Warrants under the Acquisition Agreement for the 45% membership interests held in YLK;

(b)	MDM Cultivation LLC, a Delaware limited liability company. The members of MDM Cultivation are affiliates of YA II PN, Ltd. (“YA II PN”) and D-Beta One EQ, Ltd., which presently hold (i) 2,258,382 shares of the Company’s common stock, (ii) warrants to purchase 11,200,000 shares of the Company’s common stock and (iii) a secured promissory note issued by the Company with an outstanding principal amount of $1.5 million. In addition, YA II PN and the Company are parties to that SEDA, pursuant to which YA II PN has agreed to purchase up to $25.0 million of the Company’s common stock, subject to the terms and conditions thereof. MDM Cultivation owned 45% of the outstanding membership interests of YLK. MDM Cultivation was issued 2,250,000 Warrants under the Acquisition Agreement. As affiliates of MDM Cultivation, YA II PN and D-Beta One EQ, Ltd. will be deemed to be the beneficial owners of the 2,250,000 Warrants in addition to the other shares and warrants presently held by them; and

(c)	Future Farm Technologies Inc. of Vancouver British Columbia, Canada (“Future Farm Technologies”). Future Farm Technologies was issued 500,000 Warrants under the Acquisition Agreement for the 10% membership interests held in YLK.

The major asset of YLK is a Cultivation Management Services Agreement (the “Management Agreement”) with an Arizona licensee (the “Arizona Licensee”) that was entered into on January 5, 2018. No operating activity existed prior to the acquisition. The Arizona Licensee is authorized to operate a medical marijuana dispensary, one (1) onsite facility and one (1) offsite facility, to produce, sell and dispense medical marijuana and manufactured and derivative products that contain marijuana pursuant to Title 9; Chapter 17 of the Arizona Department of Health Services (“AZDHS”) Medical Marijuana Program and Arizona Revised Statute § 36-2801 et seq., as amended from time to time. Pursuant to the Management Agreement, YLK will provide the management services for the offsite facility, on behalf of the Arizona Licensee. The assets acquired also included a $250,000 receivable from Future Farm Technologies.

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

Through the acquisition, the Sellers’ rights and obligations under the CMSA transferred to the Company, including the payment of an additional $250,000 within 10 days after receipt of the AZDHS approval to operate the facility; and the Installment Payments. As the Installment Payments totaling $600,000 are noninterest bearing, the Company calculated the net present value of the Installment Payments to be $518,523 (or a discount of $81,477) based on an 8% cost of capital (which is consistent with borrowing rate of the Company’s other notes). The Company recorded the aggregate present value of these payments of $518,523 as part of the acquisition cost of the Management Agreement, which will be amortized over five years, the length of the Management Agreement. Amortization expense for three months ended June 30, 2019 and 2018, was $81,349 and $162,699, and for the six months ended June 30, 2019 and 2018, $81,349 and $81,349, respectively.

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

In June 2019, the Company determined that its intangible assets were impaired after assessing the impact of the Company’s current lack of liquidity, the recent lease abandonment of its planned Arizona cultivation facility (Note 6), and the recent Deed in Lieu of Foreclosure Release and Settlement Agreement with its Lender of a facility in Arizona (Note 9). The Company based on its assessment, recorded an impairment charge of $1,138,892 during the three and six month periods ended June 30, 2019.

As of December 31, 2018, the remaining Management Agreement obligation was $781,408 (net of discount of $68,592) for which $372,727 is reflected as current and $408,681 was reflected as long term in the accompanying condensed consolidated balance sheet. As of June 30, 2018, the remaining Management Agreement obligation was $789,998 (net of discount of $60,002) for which $454,545 is reflected as current and $335,453 was reflected as long term in the accompanying condensed consolidated balance sheet. As of June 30, 2019, the Company is past due on its Installment Payments obligations under the Management Agreement.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Notes payable to officers/shareholders – past due (a)	600,000	600,000
Notes payable to related party (b)	150,000	-
Notes payable to related parties – past due (c)	40,000	40,000
Total	$790,000	$640,000

a.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at June 30, 2019 and December 31, 2018, respectively.

b.	On May 8, 2019, the Company entered into a note agreement with the sister of Alvin Hao, an officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. A total of $150,000 was due on the notes at June 30, 2019.

c.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the notes at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019 and December 31, 2018, accrued interest on the notes payables to related parties was $133,804 and $125,039, respectively. During the six months ended June 30, 2019, the Company added $27,964 of additional accrued interest and made interest payments of $19,200.

NOTE 6 – LEASE PAYABLE

The Company has one lease agreement for office spaces with a remaining lease terms of 4 years as of June 30, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$89,492

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first six months of 2019	$-
Weighted average remaining lease term – operating leases (in years)	4.0
Average discount rate – operating leases	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2019
Operating leases
Long-term ROU assets	$587,629

Short-term operating lease liabilities	$124,560
Long-term operating lease liabilities	491,883
Total operating lease liabilities	$616,443

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 6 months)	$90,000
2020	182,250
2021	189,000
2022	189,000
2023	94,500
Total lease payments	744,750
Less: Imputed interest/present value discount	(128,307)
Present value of lease liabilities	$616,443

Rent expense for the three months ended June 30, 2019 and 2018 was $63,413 and $91,172, respectively, and $278,623 and $162,908, respectively, for the six months ended June 30, 2019 and 2018.

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

As discussed in Note 10, the Company provided MSCP a notice of termination, and on February 15, 2019, MSCP, L.L.C (“MSCP”), filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against the Company and YLK. The Company recently filed counterclaims against MSCP for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. The Company intends to vigorously defend this action. At the date of notice of termination, the Company had a remaining lease obligation of approximately $6,000,000. Due to the lease termination, the Company excluded the lease as a ROU asset and lease liabilities, and due to its counterclaims, is unable to determine and did not record, any estimate of liability at June 30, 2019.

As required by ASC 842, the Company must record a ROU asset and lease liability of $4,839,000 at January 1, 2019 for the net present value of future lease obligations related to the Arizona property. However, due to actions of the lessor and upon advice of counsel, management believes that it is no longer obligated under the terms of the lease and accordingly has not recorded the asset and related liability. If the Company were obligated to the lessor, the assets and liabilities of the accompanying balance sheet would increase by $4,839,000, and such assets could be subject to an impairment change of the same amount.

No liabilities have been provided for losses incurred on the Company’s early termination of the lease, as such amounts are not practicably determinable.

NOTE 7 – LOAN PAYABLE

Loan payable consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Term loan (a)	$139,591	$-
Automobile loan (b)	1,193	2,548
Loans payable	$140,784	$2,548

a.	On May 21, 2019, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, an officer of the Company. Prior to June 30, 2019, the Company made a principal payment of $10,409, leaving a total of $139,591 owed on the loan as of June 30, 2019.

b.	At December 31, 2018, $2,548 was due on a loan agreement for a purchased automobile. During the six months ended June 30, 2019, the Company made payments of $859, leaving a total of $1,689 owed on the loan as of June 30, 2019.

NOTE 8 – CONVERTIBLE SECURED NOTE PAYABLE TO RELATED PARTY

Secured note payable to related party consists of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

YA II PN, Ltd.	$1,500,000	$1,500,000
Less debt discount	-	(247,032)
Secured note payable, net	$1,500,000	$1,252,968

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

The Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future events. As such, the Company determined that the conversion feature and the warrants created a derivative with a fair value of $7,677,406 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the 2018 Note of $1,500,000 as a valuation discount to be amortized over the life of the 2018 Note, and the excess of $6,177,406 was recorded as a finance cost for the twelve months ended December 31, 2018. During the six months ended June 30, 2019, amortization of valuation discount was $247,032 was recorded as an interest cost, leaving no remaining unamortized balance of the valuation discount at June 30, 2019.

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

In addition, pursuant to the Amendment, the Warrants were amended to (i) reduce the exercise price from $1.50 per share to $0.50, $0.75, $1.00 and $1.25 per share for Warrant #1, Warrant #2, Warrant #3 and Warrant #4, respectively, and (ii) remove in Warrant #2, Warrant #3 and Warrant #4, the Company’s right of redemption and right to compel exercise of such Warrants. The Company calculated the fair market value of the Warrants before and after the modifications above, and recorded the difference of $129,384 as a financing cost included in other expenses during the six months ended June 30, 2019.

The Note was not repaid as of August 9, 2019, and has subsequently become past due.

NOTE 9 – ACQUISITION OF FACILITY, LOAN AGREEMENT, AND SUBSEQUENT SETTLEMENT

Acquisition of Facility

On April 2, 2019, the Company, through its newly-formed wholly-owned subsidiary Extracting Point, entered into an agreement to purchase real property located at 2601 West Holly Street in Phoenix, Arizona (the “Property”) for $3,500,000. The Property holds the approval and authorization for a Conditional Use Permit, which allows the Property to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis.

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

The Note, together with accrued and unpaid interest, was due and payable on March 31, 2024 (the “Maturity Date”). Interest on the Note was to accrue at the rate of 10% per annum. For the first 12 months, Extracting Point was to pay the Lender interest only of $29,167 per month. After the first 12 months, Extracting Point was to pay the Lender principal and interest of $88,769 per month. Extracting Point had the right to prepay the Note at any time, however, Extracting Point agreed to pay the first 36 months of interest, even if the Note was repaid prior to that date.

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

Settlement Agreement

On May 24, 2019, the Company and Extracting Point entered into a Deed in Lieu of Foreclosure Release and Settlement Agreement (the “Settlement Agreement”) with the Lender. Pursuant to the Settlement Agreement, Extracting Point executed a Deed in Lieu of Foreclosure (the “Deed”), conveying the real property located at 2601 West Holly Street in Phoenix, Arizona to the Lender.

In exchange, the Lender agreed to release the Company and Extracting Point from all their obligations under the Loan Agreement, the Note, the Deed of Trust and the Guaranty. Pursuant to the Settlement Agreement, the Loan Agreement, the Note, the Deed of Trust and the Guaranty were terminated. In addition, the Warrant was returned to the Company and canceled.

Extracting Point was delinquent in payment under the Note, and the Lender informed Extracting Point and the Company that unless payment was made current or an agreement reached between the parties, the Lender would declare Extracting Point in default, call the entire Note due and payable, record a notice of default of the Deed of Trust, and take any other actions it deemed necessary or appropriate against the Company and Extracting Point.

NOTE 10 – DERIVATIVE LIABILITY

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

As of June 30, 2019, and December 31, 2018, the derivative liabilities were valued using a Black Scholes Merton pricing model with the following assumptions:

	June 30, 2019	December 31, 2018

Exercise Price	$0.06 – 0.95	$0.22 – 1.50
Stock Price	$0.12	$0.34
Risk-free interest rate	1.71%	2.50%
Expected volatility	140 – 156%	137 – 147%
Expected life (in years)	3.31 – 3.86	3.96 – 4.36
Expected dividend yield	0%	0%

Fair Value:	$761,478	$2,160,806

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

The balance of the derivative liability at December 31, 2018 was $2,160,806. During the three and six months ended June 30, 2019, the Company recognized $1,627,056 and $1,528,712, respectively, as other income, which represented the change in the fair value of the derivative from the respective prior period. In addition, during the three and six months ended June 30, 2019, the Company recognized $0 and $129,384, respectively, which represented a change in the terms of warrants, and was recorded as a financing cost and included in other expense.

The balance of the derivative liability at December 31, 2017 was $4,869,082. During the three and six months ended June 30, 2018, the Company recognized $4,181,874 and $6,811,926, respectively, as other income, which represented the change in the fair value of the derivative from the respective prior period. In addition, during the three and six months ended June 30, 2018, the Company recognized $2,211,533 and 4,188,430, respectively, which represented the extinguishment of derivative liabilities, of which $1,715,173 and $2,389,437, respectively, was included in other income, and the remaining $496,350 and $1,799,003, respectively, was recorded to additional paid-in-capital. In addition, during the six months ended June 30, 2018, the Company recognized derivative liabilities of $7,677,406 upon issuance of warrants.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Shares Issued for Services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and, sales and marketing activities. During the six months ended June 30, 2019 and 2018, the Company issued an aggregate of 426,000 and 1,270,000 shares of common stock, respectively, to these consultants with a fair value of $177,850 and $1,636,800 at the date of grant, respectively, which was recognized as compensation cost.

Director Appointment and Consulting Agreement

On February 5, 2019, the Board of Directors of the Company increased the number of directors and appointed Mr. David Lenigas as a director of the Company, effective immediately. In connection with the appointment of Mr. Lenigas, the Company granted him 100,000 shares of common stock with a fair value of $63,000, or $0.63 per share, which vested immediately.

Effective February 5, 2019, the Company and Mr. Lenigas entered into a consulting agreement (the “Consulting Agreement”), pursuant to which the Company shall pay Mr. Lenigas a monthly consulting fee of $13,000 per calendar month for his marketing, branding, investor and public relations services. The Company also agreed, during the term of the Consulting Agreement, to issue Mr. Lenigas such number of shares of common stock equal to two percent of the total shares then issued and outstanding upon the Company’s common stock reaching a market capitalization (as defined in the Consulting Agreement) of $76 million for ten consecutive trading days, and an additional two percent for each additional $76 million market capitalization achieved for ten consecutive trading days, up to a market capitalization of $380 million. In addition, should the Company, during the consulting term or for a period of six months thereafter, enter into a transaction that constitutes a change of control in which the enterprise value (as defined in the Consulting Agreement) of the Company equals or exceeds, $500 million, then the Company agreed to pay Mr. Lenigas a bonus equal to 5% of such enterprise value. The Consulting Agreement has a term of two years, and may be terminated by either party after one year upon 30 days’ prior written notice. As of June 30, 2019, none of the milestones have been met and therefore, no compensation expense has been recorded during the period ended June 30, 2019.

Common Shares Issued for Cash

During the six months ended June 30, 2018, the Company received proceeds of $1,068,000 from the issuance of 821,538 shares of common stock, at $1.30 per share, as part of a Regulation D offering, and the Company received proceeds of $500,000 from YA II PN from the sale of 500,000 shares of common stock at $1.00 per share.

Common Shares Issued to Employees for Services

During the six months ended June 30, 2018, the Company issued 250,000 shares of common stock to its executives valued at $335,000 and recorded an additional $356,042 of stock-based compensation expense related to the vesting of common shares previously issued to its executive and an employee.

Common Shares Issued on Conversion of Series A Convertible Preferred Stock

During the six months ended June 30, 2018, the Company received notices of conversion to convert all of the outstanding Series A into common shares of the Company. Upon the conversion of the balance of the Series A, the Company issued 368,550 shares of common stock and no Series A were outstanding as of June 30, 2018. Upon conversion, the unamortized discount of $351,000 was reflected as an interest cost.

Common Shares Issued on Conversion of Convertible Note Payable

During the six months ended June 30, 2018, the Company was notified in writing that the Note holder elected to convert all remaining outstanding principal and interest accrued, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the conversion of the Note, the Company issued an aggregate of 1,788,082 shares of its common stock. The balance of the debt discount of $1,555,556 was recorded as an interest cost during the six months ended June 30, 2018.

Summary of Stock Options

A summary of stock options for the six months ended June 30, 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2018	8,394,391	$0.66
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(80,000)	0.69
Balance outstanding, June 30, 2019	8,314,391	$0.65
Balance exercisable, June 30, 2019	8,169,391	$0.65

The Company recorded compensation expense pursuant to authoritative guidance provided by the ASC Topic 718 – Stock Compensation for the three and six months ended June 30, 2019 and 2018 of $7,371 and $18,426, and $0 and $561,671, respectively.

On February 5, 2018, the Company terminated its employment agreement with Mr. Forchic, and per the terms of the employment agreement, 2,000,000 unvested option immediately vested, resulting in a stock-based compensation charge of $534,310 during the six months ended June 30, 2018.

Information relating to outstanding options at June 30, 2019, summarized by exercise price, is as follows:

	Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.46	100,000	4.45	$0.46	100,000	$0.46
$0.60	3,000,000	3.61	$0.60	3,000,000	$0.60
$0.69	5,214,391	4.42	$0.69	5,069,391	$0.69
	8,314,391	4.12	$0.65	8,169,391	$0.65

As of June 30, 2019, the Company has outstanding unvested options with future compensation costs of $80,577, which will be recorded as compensation cost as the options vest over their remaining average vesting period of 2.40 years. The weighted-average remaining contractual life of options outstanding and exercisable at June 30, 2019 was 4.12 years. Both the outstanding and exercisable stock options had no intrinsic value at June 30, 2019.

Summary of Warrants

A summary of warrants for the six months ended June 30, 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2018	12,783,140	$0.91
Warrants granted	1,000,000	1.00
Warrants exercised	-	-
Warrants expired or forfeited	(1,000,000)	(1.00)
Balance outstanding, June 30, 2019	12,783,140	$0.57
Balance exercisable, June 30 , 2019	12,783,140	$0.57

Information relating to outstanding warrants at June 30, 2019 summarized by exercise price, is as follows:

	Outstanding		Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	5,000,000	3.86	$0.01	5,000,000	$0.01
$0.50	500,000	3.86	$0.50	500,000	$0.50
$0.75	2,250,000	3.86	$0.75	2,250,000	$0.75
$1.00	2,250,000	3.86	$0.75	2,250,000	$0.75
$1.10	283,140	3.31	$1.10	283,140	$1.10
$1.25	2,000,000	3.86	$1.25	2,000,000	$1.25
	12,783,140	3.84	$0.57	12,783,140	$0.57

As of June 30, 2019, the outstanding and exercisable warrants had an intrinsic value of $544,000.

During the six months ended June 30, 2018, the Company issued five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.01 as consideration for an acquisition. The Company also issued five-year warrants to purchase 7,500,000 shares of common stock at an exercise price of $1.50 as part of a secured promissory note. Lastly, in connection with the SEDA discussed below, the Company issued five-year warrants to YA II PN to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share as a commitment fee.

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

NOTE 12 – COMMITMENTS

Technology License Agreement

The Company entered into a technology license agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the three and six months ended June 30, 2019 and 2018, $41,667 and $50,000, respectively, was recorded as research and development expense under the agreement on the Condensed Consolidated Statements of Operations related to the minimum annual fee. A total of $108,333 and $58,333 was owed under the amended agreement at each of June 30, 2019 and December 31, 2018, respectively.

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

On June 12, 2019, DPA, Inc., or DPA, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-008265 against us. The plaintiff alleges the Company breached an agreement to pay DPA for architectural design services related to a facility in Arizona and has requested a judgment for $251,923.45 plus interest. The Company has not filed a response yet, as the time to respond to the complaint has not passed, but the Company denies the material allegations of this complaint and intend to vigorously defend this action.

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

Results of Operations

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2019 and 2018 was $682,855 and $701,626, respectively, a decrease of $18,771, or 3%. The decrease was due to several negative factors during the second quarter of 2019, as compared to the second quarter of 2018.

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

Cost of sales for the three months ended June 30, 2019 and 2018 was $189,368 and $584,916, respectively. Gross profit for the three months ended June 30, 2019 and 2018, was $493,487 and $116,710, respectively. As a percentage of revenue, gross profit for the three months ended June 30, 2019 was 72%, compared to 17% for the three months ended June 30, 2018. The increase in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2019 and 2018 was $872,729 and $2,650,018, respectively, a decrease of $1,777,289, or 67%. For the three months ended June 30, 2019, stock-based compensation expense decrease $1,101,854 to $7,371, compared to $1,109,225 for the prior year period. Excluding stock-based compensation expense, our SG&A decreased $675,435 due to a decrease in salaries and benefits, professional fees, and decreased operating expenses to support our current level of business.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2019 and 2018 was $145,392 and $62,706, respectively, an increase of $82,686, or 132%. The increase in R&D expenses was primarily due to increased royalty expense.

Excess Cost of Acquisition to Related Party over Historical Basis

Excess cost of acquisition to related party over historical basis for the three months ended June 30, 2018 was $4,450,000, representing a non-cash charge related to our acquisition of YLK Partners NV from related parties on May 10, 2018 (See Note 4 to the accompanying condensed consolidated financial statements).

Impairment of Intangible Assets

Impairment of intangible assets for the three months ended June 30, 2019 was $1,138,892. In June 2019, we determined that our intangible assets were impaired and recorded an impairment charge accordingly. No similar activity occurred during the three months ended June 30, 2018.

Loss on Abandonment of Leasehold Improvements

Loss on abandonment of leasehold improvement for the three months ended June 30, 2019 was $40,905. In February 2019, we terminated our Arizona facility lease, thereby abandoning $40,905 of leasehold improvements during the three months ended June 30, 2019. No similar activity occurred during the prior year period.

Other Income and Expenses

Other income for the three months ended June 30, 2019 was $1,571,835, compared to other expense of $3,032,054 for the three months ended June 30, 2018. The change in balance was due to the difference in the change in fair value of derivative liability of $2,554, 818 offset by a decrease in financing costs of $1,556,474. During the three months ended June 30, 2018, we recorded a gain on the extinguishment of derivatives of $1,715,173, offset by financing costs of $7,317,406, and the amortization of discounts to interest expense of $1,569,357, all of which did not exist during the current year period.

Net Loss

Net loss for the three months ended June 30, 2019 was $213,946, compared to a net loss of $10,081,068 for the three months ended June 30, 2018. The decrease in net loss was primarily due to financing costs and excess cost of acquisition to related party incurred during the three months ended June 30, 2018 that were not present during the three months ended June 30, 2019, along with decreased operating expenses, as discussed above.

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the six months ended June 30, 2019 and 2018 was $1,419,737 and $1,713,375, respectively, a decrease of $293,638, or 17%. The decrease was due to several negative factors during the first six months of 2019, as compared to the first six months of 2018.

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

Cost of sales for the six months ended June 30, 2019 and 2018 was $764,706 and $1,118,841, respectively. Gross profit for the six months ended June 30, 2019 and 2018, was $655,031 and $594,534, respectively. As a percentage of revenue, gross profit for the six months ended June 30, 2019 was 46%, compared to 35% for the six months ended June 30, 2018. The increase in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 30, 2019 and 2018 was $2,267,601 and $6,016,940, respectively, a decrease of $3,749,339, or 62%. For the six months ended June 30, 2019, stock-based compensation expense decreased $2,630,237 to $259,276, compared to $2,889,513 for the prior year period. Excluding stock-based compensation expense, our SG&A decreased $1,119,103 due to the recording of a $449,000 severance obligation to our former Chief Executive Officer during the prior year period. The remaining difference of $670,013 is from a decrease in salaries and benefits, professional fees, and decreased operating expenses to support our current level of business.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2019 and 2018 was $154,269 and $114,584, respectively, an increase of $39,685, or 35%. The increase in R&D expenses was primarily due to increased royalty expense.

Excess Cost of Acquisition to Related Party over Historical Basis

Excess cost of acquisition to related party over historical basis for the six months ended June 30, 2018 was $4,450,000, representing a non-cash charge related to our acquisition of YLK Partners NV from related parties on May 10, 2018 (See Note 4 to the accompanying condensed consolidated financial statements).

Impairment of Intangible Assets

Impairment of intangible assets for the six months ended June 30, 2019 was $1,138,892. In June 2019, we determined that our intangible assets were impaired and recorded an impairment charge accordingly. No similar activity occurred during the six months ended June 30, 2018.

Loss on Abandonment of Leasehold Improvements

Loss on abandonment of leasehold improvement for the six months ended June 30, 2019 was $217,562. In February 2019, we terminated our Arizona facility lease, thereby abandoning $217,562 of leasehold improvements during the six months ended June 30, 2019. No similar activity occurred during the prior year period.

Other Income and Expenses

Other income for the six months ended June 30, 2019 was $1,050,342, compared to other expense of $380,434 for the six months ended June 30, 2018. The change in balance was due to the difference in the change in fair value of derivative liability of $5,283,214, as well as, the recording of a gain on the change in fair value of derivative liability of $6,811,926 and a gain on the extinguishment of derivatives of $2,389,427, offset by financing costs of $7,317,406, and the amortization of discounts to interest expense of $2,177,074, all of which did not exist during the current year period. The remaining increase in interest expense increased over the prior year period was due to our increase in borrowings.

Net loss

Net loss for the six months ended June 30, 2019 was $2,235,649, compared to a net loss of $10,451,973 for the six months ended June 30, 2018. The decrease in net loss was primarily due to financing costs and excess cost of acquisition to related party incurred during the six months ended June 30, 2018 that were not present during the six months ended June 30, 2019, along with decreased SG&A expenses, as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash flows used in operating activities

During the six months ended June 30, 2019, we used cash in operating activities of $717,355, compared to cash used in operating activities of $2,315,672 during the six months ended June 30, 2018. During the six months ended June 30, 2019, cash was primarily used to fund our operating loss of $2,235,649, partially offset by a $1,138,892 intangible asset impairment charge, $764,631 increase in accounts payable and accrued expenses, a $532,093 decrease in inventories, a $247,032 discount on convertible note payable, $217,562 loss on abandonment of leasehold improvements, $177,850 of fair value of common stock issued for services and $129,384 of financing costs.

Cash flows used in investing activities

During the six months ended June 30, 2019 we used $217,562 in cash from investing activities to purchase property and equipment. During the six months ended June 30, 2018 investing activities provided $203,195 in cash resulting from $250,000 of accounts receivable acquired on acquisition, offset by $46,805 of cash used to purchase property and equipment.

Cash flows provided by financing activities

During the six months ended June 30, 2019, we generated cash from financing activities of $288,236 compared to cash generated by financing activities of $3,988,530 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received $150,000 from the issuance of a note payable to related party, we received $150,000 from a loan, and we made payments on our loans payable totaling $11,764. During the six months ended June 30, 2018, we raised $1,568,000 from the sale of common stock, received proceeds of $1,500,000 from a secured note payable, raised $1,436,996 from the exercise of warrants, made payments of $505,000 on our notes payable to related parties, and made payments on loans payable and capital lease obligation totaling $11,466.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2019, we incurred an operating loss of $2,235,649, used cash in operations of $717,355 and had a stockholders’ deficit of $5,404,912 as of June 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At June 30, 2019, we had cash on hand in the amount of $240,012. Management estimates that the current funds on hand will be sufficient to continue operations through September 30, 2019. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Lease Abandonment

As discussed in Notes 6 and 12 of the accompanying condensed consolidated financial statements, we provided MSCP, L.L.C (“MSCP”) a notice of termination, and on February 15, 2019, MSCP filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against us and YLK. We recently filed counterclaims against MSCP for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. We intend to vigorously defend this action. At the date of notice of termination, we had a remaining lease obligation of approximately $6,000,000. Due to our counterclaims, we are unable to determine and did not record, an estimate of liability at June 30, 2019.

No amounts have been provided in the financial statements for the ROU asset and related lease liability. Further, no liability has been provided for any damages arising from the early termination of the lease, as such amounts, if any, are not practicably determinable.

Notes Payable – Related Parties

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at each of June 30, 2019 and December 31, 2018.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, an officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. A total of $150,000 was due on the note at June 30, 2019.

We entered into note agreements with the parents of Alan Lien, our Chief Executive Officer and one of our directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $40,000 was due on the loans at each of June 30, 2019 and December 31, 2018. The loans are currently past due.

Convertible Note Payable

On May 10, 2018, we issued a secured debenture (the “2018 Note”) to YA II PN in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on February 9, 2019. The 2018 Note was amended effective February 9, 2019 for which the maturity date was extended to August 9, 2019 and could be converted into our common stock at a conversion price of $0.50 a share (see Note 8 of the accompanying condensed consolidated financial statements). The 2018 Note is secured by all our assets and our subsidiaries. The 2018 Note was not repaid as of August 9, 2019 and has subsequently become past due.

Term Loan

On May 21, 2019, we entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, one of our officers. We have made a principal payment of $10,409, leaving a total of $139,591 owed on the loan as of August 12, 2019.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than disclosed below, there have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, which are incorporated by reference herein.

On June 12, 2019, DPA, Inc., or DPA, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-008265 against us. The plaintiff alleges we breached an agreement to pay DPA for architectural design services related to a facility in Arizona and has requested a judgment for $251,923.45 plus interest. We have not filed a response yet, as the time to respond to the complaint has not passed, but we deny the material allegations of this complaint and intend to vigorously defend this action.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: August 14, 2019	By:	/s/ Alan Lien
Alan Lien
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

