Form 10-Q
period 2019-09-30
Generation Alpha, Inc.
filed 2019-11-19
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2019

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

The number of shares of registrant’s common stock outstanding as of November 18, 2019 was 46,320,564.

GENERATION ALPHA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$66,217	$886,693
Accounts receivable, net of allowance for doubtful accounts and returns of $112,000 and $144,668, respectively	132,919	91,208
Inventories, net	527,192	570,187
Prepaid expenses and other current assets	32,305	255,985
Total Current Assets	758,633	1,804,073

Property and equipment, net	30,262	56,761
Right of use (“ROU”) asset, net, excluding amount related to disputed real property lease in Arizona (Note 6)	557,896	-
Intangible assets acquired from related party, net	-	1,301,591
Other assets	31,101	83,887
Total Assets	$1,377,892	$3,246,312

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$2,304,598	$1,263,364
Due to former officer and shareholder	448,718	448,718
Lease payable, current portion, excluding amount related to disputed real property lease in Arizona (Note 6)	127,700	-
Contract obligations, current portion – past due	495,455	372,727
Note payable - related parties – past due	790,000	640,000
Convertible note payable to related party, net of discount of $0 and $247,032, respectively	1,500,000	1,252,968
Accrued interest to related parties	136,794	125,039
Loans payable	106,277	2,548
Total Current Liabilities	5,909,542	4,105,364

Lease payable, net of current portion, excluding amount related to disputed real property lease in Arizona (Note 6)	458,756	-
Contract obligations, net of current portion	298,839	408,681
Derivative liabilities	117,892	2,160,806
Total Liabilities	6,785,029	6,674,851

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 46,320,564 and 45,794,564 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	46,321	45,795
Additional paid-in-capital	29,306,739	29,042,072
Accumulated deficit	(34,760,197)	(32,516,406)
Total Shareholders’ Deficit	(5,407,137)	(3,428,539)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,377,892	$3,246,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Sales	$475,379	$851,710	$1,895,116	$2,565,085
Cost of goods sold	157,808	718,139	922,514	1,836,980
Gross profit	317,571	133,571	972,602	728,105

Operating expenses
Selling, general and administrative expenses	828,610	4,061,370	3,096,210	10,078,311
Research and development	37,195	37,332	191,464	151,916
Loss on abandonment of leasehold improvements	-	-	217,562	-
Impairment of intangible assets acquired from related party	-	-	1,138,892	-
Amortization of license agreement	-	54,233	162,699	135,582
Excess cost of acquisition to related party over historical basis	-	-	-	4,450,000
Total operating expenses	865,805	4,152,935	4,806,827	14,815,809

Loss from operations	(548,234)	(4,019,364)	(3,834,225)	(14,087,704)

Other income (expenses)
Financing costs (1)	-	-	(129,384)	(7,317,406)
Change in fair value of derivative liability	643,586	(2,525,234)	2,172,298	4,286,692
Gain on extinguishment of derivative liability	-	-	-	2,389,427
Interest expense (2)	(103,494)	(548,632)	(452,480)	(2,813,013)
Total other income (expenses)	540,092	(3,073,866)	1,590,434	(3,454,300)

Loss before income taxes	(8,142)	(7,093,230)	(2,243,791)	(17,542,004)

Provision for income taxes	-	-	-	3,200

Net loss	$(8,142)	$(7,093,230)	$(2,243,791)	$(17,545,204)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.17)	$(0.05)	$(0.42)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	46,320,564	42,826,985	46,465,868	41,810,624

(1) Included in financing costs are these amounts from a related party	$-	$-	$129,384	$6,177,406
(2) Included in interest expense are these amounts from related parties	$68,504	$16,868	$403,557	$39,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended September 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019 (Unaudited)	46,320,564	$46,321	$29,300,822	$(34,752,055)	$(5,404,912)

Fair value of vested stock options	-	-	5,917		5,917

Net loss				(8,142)	(8,142)

Balance, September 30, 2019 (Unaudited)	46,320,564	$46,321	$29,306,739	$(34,760,197)	$(5,407,137)

Nine months ended September 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	45,794,564	$45,795	$29,042,072	$(32,516,406)	$(3,428,539)

Fair value of common stock issued for services	426,000	426	177,424		177,850

Fair value of common stock issued to directors and employees	100,000	100	62,900		63,000

Fair value of vested stock options	-	-	24,343		24,343

Net loss				(2,243,791)	(2,243,791)

Balance, September 30, 2019 (Unaudited)	46,320,564	$46,321	$29,306,739	$(34,760,197)	$(5,407,137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended September 30, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018 (Unaudited)	44,826,564	$44,827	$25,511,529	$(25,894,375)	$(338,019)

Fair value of common stock issued for services	40,000	40	(40)		-

Fair value of common stock issued to directors and employees	200,000	200	266,778		266,978

Fair value of vested stock options			2,681,111		2,681,111

Net loss				(7,093,230)	(7,093,230)

Balance, September 30, 2018 (Unaudited)	45,066,564	$45,067	$28,459,378	$(32,987,605)	$(4,483,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Nine months ended September 30, 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	38,522,034	$38,522	$9,077,690	$(15,442,401)	$(6,326,189)

Net proceeds from sale of common stock	1,321,538	1,322	1,566,678		1,568,000

Fair value of common stock issued for services	1,310,000	1,310	1,635,490		1,636,800

Fair value of common stock issued to directors and employees	450,000	450	957,570		958,020

Shares issued on exercise of warrants	1,306,360	1,306	1,435,690		1,436,996

Shares issued on conversion convertible note payable	1,788,082	1,788	1,786,294		1,788,082

Shares issued on conversion of Series A Convertible Preferred Shares	368,550	369	368,181		368,550

Extinguishment of derivative liability			1,799,003		1,799,003

Fair value of warrants issued for financing costs			1,140,000		1,140,000

Fair value of warrants issued for acquisition of intangible assets from related party			5,450,000		5,450,000

Fair value of vested stock options			3,242,782		3,242,782

Net loss				(17,545,204)	(17,545,204)

Balance, September 30, 2018 (Unaudited)	45,066,564	$45,067	$28,459,378	$(32,987,605)	$(4,483,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATIONAL ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(2,243,791)	$(17,545,204)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	(32,668)	(302,763)
Provision for inventory reserves	(672,744)	347,828
Depreciation and amortization	189,198	179,717
Depreciation of ROU asset	87,128	-
Imputed interest contract obligation	12,886	8,590
Amortization on convertible note payable	247,032	-
Gain on sale of property and equipment	-	(2,400)
Loss on abandonment of leasehold improvements	217,562	-
Impairment of intangible assets	1,138,892	-
Fair value of warrants issued to related party acquire licensing rights	-	4,450,000
Fair value of vested stock options	24,343	3,242,782
Fair value of common stock issued for services	177,850	1,636,800
Fair value of common stock issued to directors and employees	63,000	958,020
Fair value of warrants issued for financing costs	-	7,317,406
Amortization of debt discount	-	2,308,524
Amortization of Series A preferred shares discount	-	368,550
Financing costs	129,384	-
Change in the fair value of derivative liability	(2,172,298)	(4,286,692)
Gain on extinguishment of derivative liability	-	(2,389,427)
Change in lease payable	(60,665)	-
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	(9,043)	423,444
Inventories	715,739	179,262
Advances to suppliers	-	195,640
Prepaid expenses and other	223,680	(112,949)
Other assets	52,786	(45,907)
(Decrease) increase in:
Accounts payable and accrued expenses	1,043,331	753,553
Due to former related party vendor	-	(381,457)
Accrued interest to related parties	11,755	(22,417)
Net cash used in operating activities	(856,643)	(2,719,100)

Cash Flows from Investing Activities
Accounts receivable acquired on acquisition	-	250,000
Cash received on sale of property and equipment		28,500
Purchase of property and equipment	(217,562)	(441,961)
Net cash used in investing activities	(217,562)	(163,461)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	1,568,000
Proceeds from exercise of warrants	-	1,436,996
Proceeds from secured note payable		1,500,000
Proceeds from notes payable related party	150,000	-
Payments on notes payable related party	-	(505,000)
Payments on capital lease obligations	-	(9,405)
Proceeds from loans payable	150,000	-
Payments on loans payable	(46,271)	(22,574)
Net cash provided by financing activities	253,729	3,968,017

Net increase (decrease) in cash	(820,476)	1,085,456
Cash beginning of period	886,693	967,943
Cash end of period	$66,217	$2,053,399

Interest paid	$50,621	$68,106
Taxes paid	$-	$3,200

Non-Cash Financing Activities
Recording of right to use asset and lease liability	$659,347	$-
Extinguishment of derivative liability	$-	$1,799,003
Common shares issued upon conversion of convertible note payable and accrued interest	$-	$1,788,082
Common shares issued upon conversion of Series A preferred	$-	$368,550
Assets acquired from related party on issuance of warrants	$-	$1,750,000
Contract obligations incurred on acquisitions of license agreement	$-	$768,523

The accompanying notes are integral part of these condensed consolidated financial statements

GENERATION ALPHA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Generation Alpha, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2019, the Company incurred a net loss of $2,243,791 and used cash in operations of $856,643 and had a shareholders’ deficit of $5,407,137 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2019, the Company had cash on hand in the amount of $66,217. Subsequent to September 30, 2019, the Company received proceeds of $275,000 (see Note 13) from the sale of a secured convertible note. Management estimates that the current funds on hand will be sufficient to continue operations through January 2020 . The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s stock holders, in case or equity financing.

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

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a ROU asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities for operating leases of $659,347. There was no cumulative-effect adjustment to accumulated deficit. As discussed in Note 6, the Company did not record a ROU asset and lease liability for the net present value of future lease obligations for the lease of real property in Arizona.

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

For the nine months ended September 30, 2019, options to acquire 8,149,391 shares of common stock, warrants to acquire 12,783,140 shares of common stock, and 3,000,000 shares to be issued upon conversion of our convertible note have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive. For the nine months ended September 30, 2018, options to acquire 7,784,391 shares of common stock and warrants to acquire 13,783,140 shares of common stock and shares potentially issuable under our convertible note agreements have been excluded from the calculation of weighted average common shares outstanding at September 30, 2018, as their effect would have been anti-dilutive.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of September 30, 2019 and December 31, 2018, the Company recorded reserves for returned product in the amounts of $50,781 and $143,947, respectively, which reduced the accounts receivable balances as of those periods.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of September 30, 2019 and December 31, 2018.  All sales during the periods ended September 30, 2019 and 2018 were from sales of our products.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At September 30, 2019 and December 31, 2018, the reserve for excess and obsolete inventory was $238,033 and $910,778, respectively.

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. During the nine month period ended September 30, 2019 and the year ended December 31, 2018, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the nine months ended September 30, 2019 and 2018, its ballasts, lamps and reflectors, which comprised the majority of the Company’s purchases during those periods, were each only purchased from one separate vendor.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. Two customers accounted for 18% and 12% of the Company’s revenue for the three months ended September 30, 2019, and two customers accounted for 19% and 13% of the Company’s revenue for the three months ended September 30, 2018. No customer accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2019, and one customer accounted for 12% of the Company’s revenue for the nine months ended September 30, 2018. Shipments to customers outside the United States were less than 5% for both the three month periods ended September 30, 2019 and 2018.

As of September 30, 2019, three customers accounted for 15%, 14%, and 11% of the Company’s trade accounts receivable balance, and as of December 31, 2018, four customers accounted for 37%, 14%, 13% and 12% of the Company’s trade accounts receivable.

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

The fair value of the derivative liabilities of $117,892 and $2,160,806 at September 30, 2019 and December 31, 2018, respectively, was valued using Level 3 inputs.

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

At December 31, 2018, the Company had intangible assets of $1,301,591 that consisted of a license right. In June 2019, and based on management’s assessment, it was determined that the intangible asset was impaired, and an impairment charge was recorded for $1,138,892 during the nine month period ended September 30, 2019 (see Note 4).

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following on September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Leasehold improvements	$7,000	$7,000
Machinery and equipment	178,455	178,455
Computer equipment	10,908	10,908
Furniture and fixtures	39,560	39,560
	235,923	235,923
Less: accumulated depreciation	(205,661)	(179,162)
Property and equipment, net	$30,262	$56,761

Depreciation expense for the three months ended September 30, 2019 and 2018 was $7,758 and $13,066, and $26,499 and $44,134, respectively, for the nine months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, the Company incurred leasehold improvements of $217,562, and subsequently terminated its Arizona facility lease thereby abandoning $217,562 of leasehold improvements during the nine months ended September 30, 2019. The Company recorded the abandonment of leasehold improvements as a component of operating expense in the condensed consolidated statement of operations (see Note 6).

NOTE 4 – LICENSE AGREEMENT ACQUIRED FROM RELATED PARTIES

License agreement acquired from related parties as of September 30, 2019 and December 31, 2018, consisted of the following:

	As of
	September 30, 2019	December 31, 2018
License agreement	$1,518,523	$1,518,523
Accumulated amortization	(379,631)	(216,932)
Impairment charge	(1,138,892)	-
Intangible assets, net	$-	$1,301,591

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

Through the acquisition, the Sellers’ rights and obligations under the CMSA transferred to the Company, including the payment of an additional $250,000 within 10 days after receipt of the AZDHS approval to operate the facility; and the Installment Payments. As the Installment Payments totaling $600,000 are noninterest bearing, the Company calculated the net present value of the Installment Payments to be $518,523 (or a discount of $81,477) based on an 8% cost of capital (which is consistent with borrowing rate of the Company’s other notes). The Company recorded the aggregate present value of these payments of $518,523 as part of the acquisition cost of the Management Agreement, which will be amortized over five years, the length of the Management Agreement. Amortization expense for three months ended September 30, 2019 and 2018, was $0 and $54,233, and for the nine months ended September 30, 2019 and 2018, $162,699 and $135,582, respectively.

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

In June 2019, the Company determined that its intangible assets were impaired after assessing the impact of the Company’s current lack of liquidity, the recent lease abandonment of its planned Arizona cultivation facility (Note 6), and the recent Deed in Lieu of Foreclosure Release and Settlement Agreement with its Lender of a facility in Arizona (Note 9). The Company based on its assessment, recorded an impairment charge of $1,138,892, which is reflected in the nine month period ended September 30, 2019.

As of December 31, 2018, the remaining Management Agreement obligation was $781,408 (net of discount of $68,592) for which $372,727 is reflected as current and $408,681 was reflected as long term in the accompanying condensed consolidated balance sheet. As of September 30, 2019, the remaining Management Agreement obligation was $794,294 (net of discount of $55,706) for which $495,455 is reflected as current and $298,839 was reflected as long term in the accompanying condensed consolidated balance sheet. As of September 30, 2019, the Company is past due on its Installment Payments obligations under the Management Agreement.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES – PAST DUE

Notes payable to related parties consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Notes payable to officers/shareholders – past due (a)	600,000	600,000
Notes payable to related party – past due (b)	150,000	-
Notes payable to related parties – past due (c)	40,000	40,000
Total	$790,000	$640,000

a.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at September 30, 2019 and December 31, 2018, respectively.
b.	On May 8, 2019, the Company entered into a note agreement with the sister of Alvin Hao, an officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the notes at September 30, 2019.
c.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the notes at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019 and December 31, 2018, accrued interest on the notes payables to related parties was $136,794 and $125,039, respectively. During the nine months ended September 30, 2019, the Company added $44,852 of additional accrued interest and made interest payments of $33,097.

NOTE 6 – LEASE PAYABLE

The Company has one lease agreement for office spaces with a remaining lease terms of 3.75 years as of September 30, 2019. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Nine months ended September 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$163,815

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first nine months of 2019	$-
Weighted average remaining lease term – operating leases (in years)	4.0
Average discount rate – operating leases	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2019
Operating leases
Long-term ROU assets	$557,896

Short-term operating lease liabilities	$127,700
Long-term operating lease liabilities	458,756
Total operating lease liabilities	$586,456

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2019 (remaining 3 months)	$45,000
2020	182,250
2021	189,000
2022	189,000
2023	94,500
Total lease payments	699,750
Less: Imputed interest/present value discount	(113,294)
Present value of lease liabilities	$586,456

Rent expense for the three months ended September 30, 2019 and 2018 was $61,288 and $43,626, respectively, and $339,911 and $206,534, respectively, for the nine months ended September 30, 2019 and 2018.

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

As discussed in Note 9, the Company provided MSCP a notice of termination, and on February 15, 2019, MSCP, L.L.C (“MSCP”), filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against the Company and YLK. The Company recently filed counterclaims against MSCP for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. The Company intends to vigorously defend this action. At the date of notice of termination, the Company had a remaining lease obligation of approximately $6,000,000. Due to the lease termination, the Company excluded the lease as a ROU asset and lease liabilities, and due to its counterclaims, is unable to determine and did not record, any estimate of liability at September 30, 2019.

ASC 842 requires the Company to record a ROU asset and lease liability of $4,839,000 at January 1, 2019 for the net present value of future lease obligations related to the Arizona property. However, due to actions of the lessor and upon advice of counsel, management believes that it is no longer obligated under the terms of the lease and accordingly has not recorded the asset and related liability. If the Company were obligated to the lessor, the assets and liabilities of the accompanying balance sheet would increase by $4,839,000, and such assets could be subject to an impairment charge of the same amount.

No liabilities have been provided for losses incurred on the Company’s early termination of the lease, as such amounts are not practicably determinable.

NOTE 7 – LOAN PAYABLE

Loan payable consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Term loan (a)	$106,277	$-
Automobile loan (b)	-	2,548
Loans payable	$106,277	$2,548

a.	On May 21, 2019, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, an officer of the Company. During the nine months ended September 30, 2019, the Company made principal payments of $43,723, leaving a total of $106,277 owed on the loan as of September 30, 2019.
b.	At December 31, 2018, $2,548 was due on a loan agreement for a purchased automobile. During the nine months ended September 30, 2019, the Company made payments of $2,548, and the loan was retired as of September 30, 2019.

NOTE 8 – CONVERTIBLE SECURED NOTE PAYABLE TO RELATED PARTY

Secured note payable to related party consists of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

YA II PN, Ltd.	$1,500,000	$1,500,000
Less debt discount	-	(247,032)
Secured note payable, net	$1,500,000	$1,252,968

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

The Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future events. As such, the Company determined that the reset feature of the warrants created a derivative with a fair value of $7,677,406 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the 2018 Note of $1,500,000 as a valuation discount to be amortized over the life of the 2018 Note, and the excess of $6,177,406 was recorded as a finance cost during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, amortization of valuation discount was $247,032 was recorded as an interest cost, leaving no remaining unamortized balance of the valuation discount at September 30, 2019.

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

In addition, pursuant to the Amendment, the Warrants were amended to (i) reduce the exercise price from $1.50 per share to $0.50, $0.75, $1.00 and $1.25 per share for Warrant #1, Warrant #2, Warrant #3 and Warrant #4, respectively, and (ii) remove in Warrant #2, Warrant #3 and Warrant #4, the Company’s right of redemption and right to compel exercise of such Warrants. The Company calculated the fair market value of the Warrants before and after the modifications above, and recorded the difference of $129,384 as a financing cost included in other expenses during the nine months ended September 30, 2019.

On October 29, 2019, the note was further amended to include an extended maturity date of June 30, 2020 (see Note 13).

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

As additional consideration for the issuance of the Loan, Extracting Point and the Company agreed to pay the Lender an amount equal to five percent (5%) of the management fees (the “Management Royalty”) received relating to the services rendered on the Property, for a period of three years from the date an “Approval to Operate” is granted by the Arizona Department of Health Services (such date, the “Commencement Date”). In the event that the Commencement Date has not occurred on or prior to April 2, 2021, then Extracting Point and the Company agreed to pay the Lender an amount equal to five percent (5%) of the fair market value of the rent of the Property as if the Property was fully occupied (the “Rental Royalty”), such payments to be made each month for a period of thirty-nine months, provided, that, if the Commencement Date occurs after the Rental Royalty has commenced, the Rental Royalty payments shall cease and the Management Royalty payments shall commence, and any amounts paid as a Rental Royalty shall be credited against any Management Royalty owed.

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

NOTE 10 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices and the exercise prices of the warrants described in Note 8 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of September 30, 2019, and December 31, 2018, the derivative liabilities were valued using a Black Scholes Merton pricing model with the following assumptions:

	September 30, 2019	December 31, 2018

Exercise Price	$0.02 – 0.93	$0.22 – 1.50
Stock Price	$0.02	$0.34
Risk-free interest rate	1.56%	2.50%
Expected volatility	153 – 163%	137 – 147%
Expected life (in years)	3.21 – 3.61	3.96 – 4.36
Expected dividend yield	0%	0%

Fair Value:	$117,892	$2,160,806

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

The balance of the derivative liability at December 31, 2018 was $2,160,806. During the three and nine months ended September 30, 2019, the Company recognized $643,586 and $2,172,298, respectively, as other income, which represented the change in the fair value of the derivative from the respective prior period. In addition, during the three and nine months ended September 30, 2019, the Company recognized $0 and $129,384, respectively, which represented a change in the terms of warrants, and was recorded as a financing cost and included in other expense.

The balance of the derivative liability at December 31, 2017 was $4,869,082. During the three months ended September 30, 2018, the Company recognized $2,525,234 as other expense, and during the nine months ended September 30, 2018, the Company recognized $4,286,692 as other income, which represented the change in the fair value of the derivative from the respective prior period. In addition, during the three and nine months ended September 30, 2018, the Company recognized $0 and $4,188,430, respectively, which represented the extinguishment of derivative liabilities, of which $0 and $2,389,437, respectively, was included in other income, and the remaining $1,799,003, was recorded to additional paid-in-capital. In addition, during the nine months ended September 30, 2018, the Company recognized derivative liabilities of $7,677,406 upon issuance of warrants.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Shares Issued for Services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and, sales and marketing activities. During the nine months ended September 30, 2019 and 2018, the Company issued an aggregate of 426,000 and 1,310,000 shares of common stock, respectively, to these consultants with a fair value of $177,850 and $1,636,800 at the date of grant, respectively, which was recognized as compensation cost.

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

Effective February 5, 2019, the Company and Mr. Lenigas entered into a consulting agreement (the “Consulting Agreement”), pursuant to which the Company shall pay Mr. Lenigas a monthly consulting fee of $13,000 per calendar month for his marketing, branding, investor and public relations services. The Company also agreed, during the term of the Consulting Agreement, to issue Mr. Lenigas such number of shares of common stock equal to two percent of the total shares then issued and outstanding upon the Company’s common stock reaching a market capitalization (as defined in the Consulting Agreement) of $76 million for ten consecutive trading days, and an additional two percent for each additional $76 million market capitalization achieved for ten consecutive trading days, up to a market capitalization of $380 million. In addition, should the Company, during the consulting term or for a period of nine months thereafter, enter into a transaction that constitutes a change of control in which the enterprise value (as defined in the Consulting Agreement) of the Company equals or exceeds, $500 million, then the Company agreed to pay Mr. Lenigas a bonus equal to 5% of such enterprise value. The Consulting Agreement has a term of two years, and may be terminated by either party after one year upon 30 days’ prior written notice.

On September 4, 2019, Mr. Lenigas, notified the Company that he was resigning, effective immediately. As of September 4, 2019, none of the milestones have been met and therefore, no compensation expense has been recorded during the period ended September 30, 2019.

On August 22, 2018, the Board of Directors (the “Board”) of the Company appointed Mr. Peter Najarian and Ms. Tiffany Davis as directors of the Company, effective immediately. In connection with the appointments, the Company issued an aggregate of 200,000 shares of common stock valued at $148,000, or $0.74 per share, and recorded to stock-based compensation expense during the period ended September 30, 2018.

During the nine months ended September 30, 2018, the Company issued 250,000 shares of common stock to its executives valued at $958,000 and recorded an additional $356,042 of stock-based compensation expense related to the vesting of common shares previously issued to its executive and an employee.

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

Common Shares Issued on Conversion of Series A Convertible Preferred Stock

During the nine months ended September 30, 2018, the Company received notices of conversion to convert all of the outstanding Series A into common shares of the Company. Upon the conversion of the balance of the Series A, the Company issued 368,550 shares of common stock and no Series A were outstanding as of September 30, 2018. Upon conversion, the unamortized discount of $351,000 was reflected as an interest cost.

Common Shares Issued on Conversion of Convertible Note Payable

During the nine months ended September 30, 2018, the Company was notified in writing that the Note holder elected to convert all remaining outstanding principal and interest accrued, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the conversion of the Note, the Company issued an aggregate of 1,788,082 shares of its common stock. The balance of the debt discount of $1,555,556 was recorded as an interest cost during the nine months ended September 30, 2018.

Summary of Stock Options

A summary of stock options for the nine months ended September 30, 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2018	8,394,391	$0.66
Options granted	-	-
Options exercised	-	-
Options expired or forfeited	(245,000)	0.69
Balance outstanding, September 30, 2019	8,149,391	$0.65
Balance exercisable, September 30, 2019	8,138,558	$0.65

The Company recorded compensation expense pursuant to authoritative guidance provided by the ASC Topic 718 – Stock Compensation for the three and nine months ended September 30, 2019 of $5,917 and $24,343, respectively.

In August 2018, the Company granted to its executives, stock options to purchase an aggregate of 4,034,391 shares of Common Stock. The fair value of the stock options granted was determined to be $2,164,755, which was recorded to stock-based compensation expense during the nine month period ended September 30, 2018. The stock options immediately vested on the date of issuance. In addition, Davis received fully vested options to purchase 750,000 shares of Common Stock, exercisable for five years at $0.94 per share with a fair value of $516,356.

On February 5, 2018, the Company terminated its employment agreement with Mr. Forchic, and per the terms of the employment agreement, 2,000,000 unvested option immediately vested, resulting in a stock-based compensation charge of $534,310 during the nine months ended September 30, 2018 (see Note 12).

Information relating to outstanding options at September 30, 2019, summarized by exercise price, is as follows:

	Outstanding		Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$0.46	100,000	4.20	$0.46	100,000	$0.46
$0.60	3,000,000	3.36	$0.60	3,000,000	$0.60
$0.69	5,049,391	4.17	$0.69	5,038,558	$0.69
	8,149,391	3.86	$0.65	8,138,558	$0.65

As of September 30, 2019, the Company has outstanding unvested options with future compensation costs of $24,343, which will be recorded as compensation cost as the options vest over their remaining average vesting period of 2.10 years. The weighted-average remaining contractual life of options outstanding and exercisable at September 30, 2019 was 3.86 years. Both the outstanding and exercisable stock options had no intrinsic value at September 30, 2019.

Summary of Warrants

A summary of warrants for the nine months ended September 30, 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2018	12,783,140	$0.91
Warrants granted	1,000,000	1.00
Warrants exercised	-	-
Warrants expired or forfeited	(1,000,000)	(1.00)
Balance outstanding, September 30, 2019	12,783,140	$0.57
Balance exercisable, September 30 , 2019	12,783,140	$0.57

Information relating to outstanding warrants at September 30, 2019 summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$0.01	5,000,000	3.61	$0.01	5,000,000	$0.01
$0.50	1,000,000	3.61	$0.50	1,000,000	$0.50
$0.75	2,250,000	3.61	$0.75	2,250,000	$0.75
$1.00	2,250,000	3.61	$0.75	2,250,000	$0.75
$1.10	283,140	3.06	$1.10	283,140	$1.10
$1.25	2,000,000	3.61	$1.25	2,000,000	$1.25
	12,783,140	3.58	$0.57	12,783,140	$0.57

As of September 30, 2019, the outstanding and exercisable warrants had an intrinsic value of $55,000.

During the nine months ended September 30, 2018, the Company issued five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.01 as consideration for an acquisition. The Company also issued five-year warrants to purchase 7,500,000 shares of common stock at an exercise price of $1.50 as part of a secured promissory note. Lastly, in connection with the SEDA discussed below, the Company issued five-year warrants to YA II PN to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share as a commitment fee.

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

In connection with the SEDA, the Company issued to YA II PN, a five-year Commitment Fee Warrant (the “Fee Warrant”) to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share. The aggregate fair value of the Fee Warrant granted was determined to be $1,140,000 and recorded as a financing costs in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

NOTE 12 – COMMITMENTS

Technology License Agreement

The Company entered into a technology license agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the three and nine months ended September 30, 2019 and 2018, $25,000 and $70,000, respectively, was recorded as research and development expense under the agreement on the Condensed Consolidated Statements of Operations related to the minimum annual fee. A total of $133,333 and $58,333 was owed under the amended agreement at each of September 30, 2019 and December 31, 2018, respectively.

Litigation

Employment Matters

On September 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against the Company in the San Diego Superior Court of San Diego, California, under case number 37-2018-00031350-CU-OE-NC. The Plaintiff claims damages of $335,000 for breach of an employment contract when the Company terminated the Plaintiff’s employment agreement on February 22, 2018. The case is in the early discovery phase of litigation and no trial date has been set yet. The Company believes the case is without merit, and intends to vigorously define this case.

On September 27, 2019, Dennis Forchic (the “Plaintiff”) filed a breach of contract case against the Company in the Los Angeles Superior Court of Los Angeles, California, under case number 19STCV34592, alleging that the Company wrongfully terminated the Plaintiff’s employment agreement on February 5, 2018. The Plaintiff claims damages of $646,000 for unpaid severance, unpaid reimbursed expenses, and unpaid health benefits. In addition, the Plaintiff claims damages for failing to compensate Plaintiff for 3,000,000 stock options which vested on termination. The case is in the early discovery phase of litigation and no trial date has been set yet. The Company believes the case is without merit, and intends to vigorously define this case.  The Company has recorded $448,719   related to this matter as Due to former officer and shareholder on the Condensed Consolidated Balance Sheet, as well as the 3,000,000 stock options as described in Note 11.

Lease Abandonment

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

Breach of Contract

On August 7, 2019, Rose Law Group PC (“RLG”) filed a breach of contract case against the Company in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2019-008484 against us. RLG alleges breach of a contract to pay RLG for legal representation, and requested a judgement for $143,836, which is included in accounts payable and accrued expenses on the accompanying balance sheet.

On September 12, 2019, DPA, Inc., or DPA, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-008265 against us. The plaintiff alleges the Company breached an agreement to pay DPA for architectural design services related to a facility in Arizona and has requested a judgment for $251,923 plus interest, which is included in accounts payable and accrued expenses on the accompanying balance sheet. On September 18, 2019, the DPA was awarded judgement against the Company for $251,923 plus interest at 18% per annum from June 6, 2019 until paid.

NOTE 13 – SUBSEQUENT EVENTS

Reappointment of Tiffany Davis

On October 31, 2019, the Board of Directors (the “Board”) of the Company reappointed Ms. Tiffany Davis as Chief Executive Officer, Chief Financial Officer and as a director, effective immediately. In connection with the appointment of Ms. Davis, the Company granted her options to purchase 833,333 shares of common stock, which vested immediately, expire five years from the date of issuance, and are exercisable at a price of $0.03 per share, and she is entitled to receive equity compensation of $25,000 of shares per quarter at the then closing market price on the last trading day at the end of each calendar quarter.

Appointment of George O’Leary

On October 31, 2019, the Board of the Company appointed Mr. George O’Leary as a director and Executive Chairman of the Company. In connection with the appointment of Mr. O’Leary, the Company granted him 500,000 shares of common stock, which vested immediately, and he is entitled to receive equity compensation of $15,000 of shares per quarter thereafter as well as $5,000 per month as determined by the Board.

Secured Convertible Note to Related Party

On October 29, 2019, the Company issued a secured debenture (the “2019 Note”) to YA II PN Ltd. (“YA II PN”), a related party, in the principal amount of $275,000 with interest at 10% per annum and due on April 29, 2020. The 2019 Note is convertible into the Company’s common stock at 75% of the lowest volume weighted average price (VWAP) of the Company Common Stock during the 10 trading days immediately preceding the conversion date.

Second Amendment to Secured Note Payable to Related Party

On October 29, 2019, the Company entered into a second amendment agreement (the “Second Amendment”) with YA II PN, which amended (i) the secured promissory note in the principal face amount of $1.5 million issued on May 10, 2018. Pursuant to the Amendment, the Note was amended to (i) extend the maturity date of the Note from August 9, 2019 to June 30, 2020 and (ii) provide a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of the Company Common Stock during the 10 trading days immediately preceding the conversion date. The Note was convertible previously at $0.50 per share.

In addition, pursuant to the Second Amendment, the Warrants were amended to (i) reduce the exercise price from $1.50 per share to $0.50, $0.75, $1.00 and $1.25 per share for Warrant #1, Warrant #2, Warrant #3 and Warrant #4, respectively, and (ii) remove in Warrant #2, Warrant #3 and Warrant #4, the Company’s right of redemption and right to compel exercise of such Warrants.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the three months ended September 30, 2019 and 2018 was $475,379 and $851,710, respectively, a decrease of $376,331, or 44%. The decrease was due to several negative factors during the third quarter of 2019, as compared to the third quarter of 2018.

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

Cost of sales for the three months ended September 30, 2019 and 2018 was $157,808 and $718,139, respectively. Gross profit for the three months ended September 30, 2019 and 2018, was $317,571 and $133,571, respectively. As a percentage of revenue, gross profit for the three months ended September 30, 2019 was 67%, compared to 16% for the three months ended September 30, 2018. The increase in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2019 and 2018 was $828,610 and $4,061,370, respectively, a decrease of $3,232,760, or 80%. For the three months ended September 30, 2019, stock-based compensation expense decreased $2,942,172 to $5,917, compared to $2,948,089 for the prior year period. Excluding stock-based compensation expense, our SG&A decreased $290,588 due primarily to reductions in the number of employees, benefits, and professional fees.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2019 and 2018 was comparable at $37,195 and $37,332, respectively.

Other Income and Expenses

Other income for the three months ended September 30, 2019 was $540,092, compared to other expense of $3,073,866 for the three months ended September 30, 2018. The change in balance was due to the difference in the change in fair value of derivative liability of $3,168,820 offset by a decrease in financing costs of $445,318, which included the amortization of discounts to interest expense during the three months ended September 30, 2018 of $500,000, which did not exist during the current year period. The remaining increase in interest expense over the prior year period was due to our increase in borrowings.

Net Loss

Net loss for the three months ended September 30, 2019 was $8,142, compared to a net loss of $7,093,230 for the three months ended September 30, 2018. The decrease in net loss was primarily due to the change in fair value of derivative liability, along with decreased operating expenses, as discussed above.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the nine months ended September 30, 2019 and 2018 was $1,895,116 and $2,565,085, respectively, a decrease of $669,969, or 26%. The decrease was due to several negative factors during the first nine months of 2019, as compared to the first nine months of 2018.

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

Cost of sales for the nine months ended September 30, 2019 and 2018 was $922,514 and $1,836,980, respectively. Gross profit for the nine months ended September 30, 2019 and 2018, was $972,602 and $728,105, respectively. As a percentage of revenue, gross profit for the nine months ended September 30, 2019 was 51%, compared to 28% for the nine months ended September 30, 2018. The increase in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2019 and 2018 was $3,096,210 and $10,078,311, respectively, a decrease of $6,982,101, or 69%. For the nine months ended September 30, 2019, stock-based compensation expense decreased $5,572,409 to $265,193, compared to $5,837,602 for the prior year period. Excluding stock-based compensation expense, our SG&A decreased $1,409,692 due primarily to reductions in the number of employees, benefits, and professional fees.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2019 and 2018 was $191,464 and $151,916, respectively, an increase of $39,548, or 26%. The increase in R&D expenses was primarily due to increased royalty expense.

Excess Cost of Acquisition to Related Party over Historical Basis

Excess cost of acquisition to related party over historical basis for the nine months ended September 30, 2018 was $4,450,000, representing a non-cash charge related to our acquisition of YLK Partners NV from related parties on May 10, 2018 (See Note 4 to the accompanying condensed consolidated financial statements). No similar activity occurred during the nine months ended September 30, 2019.

Impairment of Intangible Assets

Impairment of intangible assets for the nine months ended September 30, 2019 was $1,138,892. In June 2019, we determined that our intangible assets were impaired and recorded an impairment charge accordingly. No similar activity occurred during the nine months ended September 30, 2018.

Loss on Abandonment of Leasehold Improvements

Loss on abandonment of leasehold improvement for the nine months ended September 30, 2019 was $217,562. In February 2019, we terminated our Arizona facility lease, thereby abandoning $217,562 of leasehold improvements during the nine months ended September 30, 2019. No similar activity occurred during the prior year period.

Other Income and Expenses

Other income for the nine months ended September 30, 2019 was $1,590,434, compared to other expense of $3,454,300 for the nine months ended September 30, 2018. The change in balance was due to the difference in the change in fair value of derivative liability of $2,114,394, offset by the change in financing costs of $7,188,082, and a change in amortization of discounts to interest expense of $2,430,042. The remaining increase in interest expense increased over the prior year period was due to our increase in borrowings.

Net loss

Net loss for the nine months ended September 30, 2019 was $2,243,791, compared to a net loss of $17,545,204 for the nine months ended September 30, 2018. The decrease in net loss was primarily due to financing costs and excess cost of acquisition to related party incurred during the nine months ended September 30, 2018 that were not present during the nine months ended September 30, 2019, along with decreased SG&A expenses, as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash flows used in operating activities

During the nine months ended September 30, 2019, we used cash in operating activities of $856,643, compared to cash used in operating activities of $2,719,100 during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, cash was primarily used to fund our operating loss of $2,243,791, partially offset by a $1,055,558 increase in accounts payable and accrued expenses, $1,138,892 intangible asset impairment charge, a $715,739 decrease in inventories, a $247,032 discount on convertible note payable, $217,562 loss on abandonment of leasehold improvements, $177,850 of fair value of common stock issued for services, and $129,384 of financing costs.

Cash flows used in investing activities

During the nine months ended September 30, 2019 we used $217,562 in cash from investing activities to purchase property and equipment. During the nine months ended September 30, 2018 investing activities used $163,461 in cash resulting from $250,000 of accounts receivable acquired on acquisition, $28,500 received on sale property and equipment, offset by $441,961 of cash used to purchase property and equipment.

Cash flows provided by financing activities

During the nine months ended September 30, 2019, we generated cash from financing activities of $253,729 compared to cash generated by financing activities of $3,968,017 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received $150,000 from the issuance of a note payable to related party, we received $150,000 from a loan, and we made payments on our loans payable totaling $46,271. During the nine months ended September 30, 2018, we raised $1,568,000 from the sale of common stock, received proceeds of $1,500,000 from a secured note payable, raised $1,436,996 from the exercise of warrants, made payments of $505,000 on our notes payable to related parties, and made payments on loans payable and capital lease obligation totaling $31,979.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2019, we incurred an operating loss of $2,243,791, used cash in operations of $856,643 and had a stockholders’ deficit of $5,407,137 as of September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At September 30, 2019, we had cash on hand in the amount of $66,217. Subsequent to September 30, 2019, the Company received proceeds of $275,000 from the sale of a secured convertible note (see Note 13 of the accompanying condensed consolidated financial statements). Management estimates that the current funds on hand will be sufficient to continue operations through January 2020. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Lease Abandonment

As discussed in Notes 6 and 12 of the accompanying condensed consolidated financial statements, we provided MSCP, L.L.C (“MSCP”) a notice of termination, and on February 15, 2019, MSCP filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against us and YLK. We recently filed counterclaims against MSCP for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. We intend to vigorously defend this action. At the date of notice of termination, we had a remaining lease obligation of approximately $6,000,000. Due to our counterclaims, we are unable to determine and did not record, an estimate of liability at September 30, 2019.

No amounts have been provided in the financial statements for the ROU asset and related lease liability. Further, no liability has been provided for any damages arising from the early termination of the lease, as such amounts, if any, are not practicably determinable.

Notes Payable – Related Parties

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, each an officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at each of September 30, 2019 and December 31, 2018.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, an officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the note at September 30, 2019.

We entered into note agreements with the parents of Alan Lien, our Chief Executive Officer and one of our directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $40,000 was due on the loans at each of September 30, 2019 and December 31, 2018. The loans are currently past due.

Convertible Note Payable

On May 10, 2018, we issued a secured debenture (the “2018 Note”) to YA II PN in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on February 9, 2019. The 2018 Note was amended effective February 9, 2019 for which the maturity date was extended to August 9, 2019 and could be converted into our common stock at a conversion price of $0.50 a share (see Note 8 of the accompanying condensed consolidated financial statements). The 2018 Note is secured by all our assets and our subsidiaries. On October 29, 2019, the note was further amended to include an extended maturity date of June 30, 2020 (see Note 13 of the accompanying condensed consolidated financial statements).

Term Loan

On May 21, 2019, we entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, one of our officers. We have made a principal payment of $43,273, leaving a total of $106,277 owed on the loan as of September 30, 2019.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

The loss of Company personnel, including the only independent director of the Company, occurred during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Employment Matters

On September 27, 2019, Dennis Forchic (the “Plaintiff”) filed a breach of contract case against the Company in the Los Angeles Superior Court of Los Angeles, California, under case number 19STCV34592, alleging that the Company wrongfully terminated the Plaintiff’s employment agreement on February 5, 2018. The Plaintiff claims damages of $646,000 for unpaid severance, unpaid reimbursed expenses, and unpaid health benefits. In addition, the Plaintiff claims damages for failing to compensate Plaintiff for 3,000,000 stock options which vested on termination. The case is in the early discovery phase of litigation and no trial date has been set yet. The Company believes the case is without merit, and intends to vigorously define this case. The Company has recorded $448,719  related to this matter as Due to former officer and shareholder on the Condensed Consolidated Balance Sheet, as well as the 3,000,000 stock options as described in Note 11.

Lease Abandonment

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

Breach of Contract

On June  12, 2019, DPA, Inc., or DPA, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-008265 against the Company. The plaintiff alleges the Company breached an agreement to pay DPA for architectural design services related to a facility in Arizona and has requested a judgment for $251,923 plus interest, which is included in accounts payable and accrued expenses on the accompanying balance sheet. On September 18, 2019, the DPA was awarded judgement against the Company for $251,923 plus interest at 18% per annum from June 6, 2019 until paid.

On August 7, 2019, Rose Law Group PC (“RLG”) filed a breach of contract case against the Company in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2019-008484 against the Company. RLG alleges breach of a contract to pay RLG for legal representation, and requested a judgement for $143,836, which is included in accounts payable and accrued expenses on the accompanying balance sheet.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: November 19, 2019	By:	/s/ Tiffany Davis
Tiffany Davis
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

