Form 10-K
period 2019-12-31
Generation Alpha, Inc.
filed 2020-04-13
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 000-53635

GENERATION ALPHA, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1689-A Arrow Route, Upland, California	91786
(Address of principal executive offices)	(Zip Code)

(888) 998-8881

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2019, based on the closing sales price of the common stock as quoted on the OTCQB was $2,354,938. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 6, 2020, there were 49,274,297 shares of registrant’s common stock outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, the COVID-19 pandemic and measures intended to reduce its spread, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

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

Previously, we attempted to expand our operations in cannabis cultivation and processing management services. In 2018, we acquired YLK Partners AZ, LLC, or YLK Partners, an Arizona-based company to provide turn-key services for the management, administration, and operation of a medical marijuana cultivation and processing facility. YLK had a cultivation management services agreement with an Arizona licensee. In 2019, we purchased real property in Phoenix, Arizona for $3,500,000, which property held the approval and authorization for a Conditional Use Permit, which allows the property to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis. Later in 2019, we conveyed the property to our lender in full settlement of the outstanding amounts we borrowed to acquire the property. For various reasons, we decided to abandon the expanded business lines and to re-focus on our core business of lights and nutrients.

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

Our Business Strategy

Due to the expected increase in the number of States where the use of cannabis, both for medical and recreational use is being legalized, we intend to take advantage of what we believe is our premium brand image within the cannabis farming and growing community. We believe that as participation in the cannabis farming industry grows, in order to supply increasing demand caused by legalization, our Solis Tek brand equipment will be sought out by existing and new cannabis farms and commercial businesses. Our strategy is to maintain and increase our market share by expanding our marketing efforts and by introducing new and improved lighting technology to help the industry become more efficient. In addition, we market and sell a line of plant nutrients and fertilizers to help expand our market reach and maximize our revenue potential.

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

We offer a select variety of light color spectrums in High Pressure Sodium (HPS).

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

Plant Nutrients and Fertilizers

We have developed “Terpenez™” which is a proprietary product formulated from all organic botanical extracts and is designed to assist plants with processes associated with oil and resin production. Terpenez is all natural and has organic inputs aimed at enhancing the aromatics of cannabis cultivation.

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

Marketing

We currently market our products directly and through distributors, to hydroponic retailers through direct contacts, on-line email advertising, social media, trade magazine advertising, trade show promotions, and cross-promotional offerings. Approximately 2% of our revenues were derived from non-U.S. sources in each of 2019 and 2018.

Manufacturing and Supply

All of our current lighting products are manufactured to our specifications in China. We have three independent lighting manufacturer and suppliers of our ballast, lamp and LED products. We continue to evaluate and upgrade our China manufacturing specifications and relationships and believe that the prices charged by these suppliers are industry-wide competitive.

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

Our Terpenez nutrient products are formulated in our facility in Upland, CA under the strictest of manufacturing protocols. We intend to develop additional nutrient lines using local state-of-the-art processing labs in southern California under our proprietary formulations. Given the regulatory environment and intense scrutiny and testing required by both State and Federal agencies, we believe staying the course with natural, organic, and heavy-metal free ingredients will allow Zelda to provide substantial growth and opportunity within the industry.

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

Employees

As of March 31, 2020, we had five full-time employees, employed by us in various capacities, including one executive officer, two sales representatives, one administrative personnel, and one warehouse/nutrient production associate. In addition, from time to time, we employ temporary personnel to meet the business needs.  None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Our net losses were $7,893,656 and $17,074,005 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had stockholders’ deficit of $8,624,232. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase in the foreseeable future as we undertake increased technology and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives.

Our independent auditors have indicated in their report on our December 31, 2019 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

The novel coronavirus (COVID-19) pandemic, efforts to mitigate or disrupt the pandemic and the related weak, or weakening of, economic or other negative conditions, have impacted our business, and could result in a material adverse effect on our operations, liquidity, financial condition and financial results.

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine have increased. We currently believe we are an “essential” business under relevant federal, state and local mandates. If the classification of what is an “essential” business changes or other government regulations are adopted, we may be required to severely curtail operations, which would significantly and adversely impact our sales and revenue. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

COVID-19 has also impacted our supply chain for products we sell, particularly those products that are sourced from China, which primarily relate to our lighting units. The manufacturers we utilize for production of our products closed down their facilities during the pandemic, and we have been advised that they anticipate resuming operations in the near future. However, we are unable to determine at this time when such manufacturers will be able to produce the backlog of our products. This has directly impacted our ability to sell product directly, although we continue to have product available through third-party sellers, such as Amazon, although sales through such third-party sellers result in smaller profit margins than direct sales.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in a decrease in spending by our customers, and an increase in bankruptcies or insolvencies, or a delay in payments, with respect to our vendors. Either of these events may, in turn, have a material adverse impact our business, results of operations and financial condition.

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

We have no long-term contracts with our manufacturers and as a result, our manufacturers could cease to provide products to us with no notice. Two of our manufacturers, Shenzhen Jayo Technologies Co., Ltd. and Zhuhai Relite Co., Ltd, together accounted for approximately 96% of our cost of goods sold in 2019 and 2018. Each of these manufacturers is the sole source supplier for the products that it produces. We purchase from these two manufacturers on a purchase order basis with orders generally filled between 45 and 60 days after our purchase order is placed. A loss of either or both of these manufacturers or other key manufacturers would result in delayed deliveries to our retailers and distributors, would adversely impact our net sales and may require the establishment of new manufacturing relationships. As mentioned earlier, both manufacturers closed down their facilities during the COVID-19 pandemic and are expected to resume operations in the near future. Additionally, we cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times.

Risk of reliance on suppliers and manufacturers in China for production of our lighting related products.

All of our products are imported from and manufactured in China. For this reason, a major change in the political, economic and/or legal environment, or a natural disaster or health outbreak (such as COVID-19) in China or another center of production, could have an impact on our ability to supply products.

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

In addition, the outbreak of communicable diseases, such as a new virus known as the Coronavirus (COVID-19), could result in a widespread health crisis that could adversely affect general commercial activity and our business. An outbreak of communicable diseases in the region that we operate or regions from which our customers travel from or through, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, including restricting air travel and other means of transportation, imposing quarantines and curfews and requiring the closure of our offices or other businesses, including office buildings, theatres, retail stores and other commercial venues, could adversely affect our business, financial condition or results of operations.

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

Our current management and human resources infrastructure is comprised of only one executive officer and one administrative person. Our success will depend, in part, upon the ability of our Management to manage our proposed business effectively. To do so, we will need to hire, train and manage new employees as needed. To manage the expected domestic growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully scale our operations and increase productivity, we will be unable to execute our business plan.

We are dependent on our CEO, and her loss could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends substantially upon the continued services of our sole executive officer, Tiffany Davis, our Chief Executive Officer. We do not maintain a key person life insurance policy on our Chief Executive Officer. The loss of the services of Ms. Davis would have a material adverse effect on our growth, revenues, and prospective business. The loss of any of our personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

The Federal Controlled Substances Act, or CSA, classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal Government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus federal law criminalizing the use of cannabis preempts state laws that legalize its use. As of the date of this Annual Report, thirty-three (33) states and the District of Columbia allow their residents to use medical cannabis, of which eleven (11) states and the District of Columbia have legalized the recreational use of cannabis.  While some states have either approved ballot measures or approved legislation to legalize cannabis for adult recreational use, continued expansion of such ‘recreational use’ is not well defined at this time and any continued development of the cannabis industry will be dependent upon continued new legislative authorization of cannabis at the state, and perhaps the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the cannabis industry channel is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(s) within the various states we have business interests in. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business up to possibly causing us to discontinue operations as a whole.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our officers, directors and principal shareholders will own a controlling interest in our voting stock and investors will not have any voice in our management.

As of April 6, 2020, our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 64.4% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

●	election of our board of directors;

●	removal of any of our directors;

●	amendment of our articles of incorporation or bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors, executive officers and principal shareholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors, executive officers or principal shareholders, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Management has identified material weaknesses in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2019 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2019, we had material weaknesses that relate to: (i) the lack of an independent audit committee; (ii) failure to have the Board of Directors review and approve significant transactions; (iii) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with our financial reporting requirements; (v) inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of our key internal control policies and procedures over financial reporting.

These material weaknesses could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weaknesses or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities will be limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. DESCRIPTION OF PROPERTY.

Effective January 1, 2020, our principal executive offices and warehouse are located at 1689-A Arrow Rt., Upland, CA 91786. We occupy a 2,974 square foot facility pursuant to a four-year lease with an independent party ending on January 31, 2023, pursuant to which we pay $2,825 per month in rental charges.

Prior to January 1, 2020, our principal executive offices and warehouse was located at 853 Sandhill Avenue, Carson, California, 90746. On December 31, 2019, we abandoned our operating lease in Carson, California. The Carson lease is for a 17,640 square foot facility pursuant to a five-year lease ending on June 30, 2023, pursuant to which we pay $15,000 per month in rental charges. We remain obligated under our Carson, California lease, until such time the landlord releases us from our lease agreement. As of the date of this report, we have not been released from the lease agreement.

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

Employment Matters

On September 27, 2019, Dennis Forchic (the “Plaintiff”) filed a breach of contract case against the Company in the Los Angeles Superior Court of Los Angeles, California, under case number 19STCV34592, alleging that the Company wrongfully terminated the Plaintiff’s employment agreement on February 5, 2018. The Plaintiff claims damages of $646,000 for unpaid severance, unpaid reimbursed expenses, and unpaid health benefits. In addition, the Plaintiff claims damages for failing to compensate Plaintiff for 3,000,000 stock options which vested on termination. On March 3, 2020, the Plaintiff was awarded a default judgment against the Company in the amount of $646,000, plus post judgment interest, as well as the vesting of options to purchase 1,000,000 shares of the Company’s common stock.

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

Lease Abandonment

On February 15, 2019, MSCP, L.L.C (“MSCP”), filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against the Company and YLK. The case arises from YLK’s alleged breach of a certain lease agreement dated May 19, 2018 (the “Lease”), for the lease of certain real property located at 4301 W. Buckeye Road, Phoenix, Arizona 85043 (the “Premises”), between MSCP and YLK, which the Company guaranteed. MSCP filed the lawsuit after YLK provided a notice of termination for, amongst other reasons, MSCP’s failure to disclose various material information regarding code, safety, structural and other issues in the Premises that rendered the Premises unsuitable for use, unless the Company undertook significant and extraneous costs that were not contemplated under the Lease to remedy said issues in and outside of the Premises. MSCP’s complaint alleged counts for breach of lease and waste and breach of guaranty. MSCP is seeking compensatory damages, rents and other charges due under the lease, and attorney’s fees and costs. The Company just recently filed its answer denying the allegations as well as having filed counterclaims for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. On December 12, 2019, MSCP was awarded a default judgement against the Company in the amount of $1,487,000, which is recorded as a charge to operating expenses in the consolidated statements of operations for the twelve months ended December 31, 2019. No payments were made during the twelve months ended December 31, 2019.

Breach of Contract

On June  12, 2019, DPA, Inc., or DPA, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-008265 against the Company. The plaintiff alleges the Company breached an agreement to pay DPA for architectural design services related to a facility in Arizona and has requested a judgment for $251,923 plus interest, which is included in accounts payable and accrued expenses on the accompanying balance sheet. On September 18, 2019, DPA was awarded judgment against the Company for $251,923 plus interest at 18% per annum from June 6, 2019 until paid.

On August 7, 2019, Rose Law Group PC (“RLG”) filed a breach of contract case against the Company in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2019-008484 against the Company. RLG alleges breach of a contract to pay RLG for legal representation, and requested a judgment for $143,836, which is included in accounts payable and accrued expenses on the accompanying balance sheet. On October 17, 2019, RLG was awarded judgment against the Company for $150,256 plus interest at 12% per annum until paid.

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

Fiscal Year 2019

	High	Low
First Quarter	$0.72	$0.26
Second Quarter	$0.47	$0.10
Third Quarter	$0.12	$0.02
Fourth Quarter	$0.04	$0.01

Fiscal Year 2018

	High	Low
First Quarter	$2.64	$1.08
Second Quarter	$1.55	$0.57
Third Quarter	$1.05	$0.40
Fourth Quarter	$0.95	$0.29

Holders of Common Stock

As of April 6, 2020, there were approximately 51 shareholders of record holding a total of 49,274,297 shares of Common Stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

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

Previously, we attempted to expand our operations in cannabis cultivation and processing management services. In 2018, we acquired YLK Partners AZ, LLC, or YLK Partners, an Arizona-based company to provide turn-key services for the management, administration, and operation of a medical marijuana cultivation and processing facility. YLK had a cultivation management services agreement with an Arizona licensee. In 2019, we purchased real property in Phoenix, Arizona for $3,500,000, which property held the approval and authorization for a Conditional Use Permit, which allows the property to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis. Later in 2019, we conveyed the property to our lender in full settlement of the outstanding amounts we borrowed to acquire the property. For various reasons, we decided to abandon the expanded business lines and to re-focus on our core business of lights and nutrients.

Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018

Revenue and Cost of Goods Sold

Revenue for the years ended December 31, 2019 and 2018 was $1,965,163 and $3,348,288, respectively, a decrease of $1,383,125, or 41%. The decrease was due to two significant factors during the year ended December 31, 2019, as compared to the prior year period. Those factors were: 1) a failed expansion of operations into cannabis cultivation and processing management services, which diverted resources and management attention; and 2) stagnation of the cannabis industry in terms of new markets and granting of new cultivation licenses, which resulted in few new companies obtaining licenses to legally grow cannabis, which ultimately resulted in a lack of orders for our lights.

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

Cost of sales for the years ended December 31, 2019 and 2018, was $1,066,211 and $2,826,558, respectively. Gross profit for the years ended December 31, 2019 and 2018, was $898,952 and $521,730, respectively. As a percentage of revenue, gross profit for the year ended December 31, 2019 was 46%, compared to 16% for the year ended December 31, 2018. The increase in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the years ended December 31, 2019 and 2018 were $3,580,199 and $11,975,974, respectively, a decrease of $8,395,776, or 70%. For the year ended December 31, 2019, stock-based compensation expense decreased $6,155,174 to $255,850, compared to $6,411,024 for the prior year period. Excluding stock-based compensation expense, our SG&A decreased $2,240,602 due primarily to reductions in the number of employees, benefits, and professional fees.

Research and Development (R&D) Expenses

R&D expenses for the years ended December 31, 2019 and 2018 were $154,964 and $167,765, respectively, a decrease of $12,801, or 8%. The decrease in R&D expenses was primarily due to reductions in the number of employees.

Legal Settlement on Abandonment of Lease

On February 15, 2019, MSCP, L.L.C, or MSCP, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against us and YLK Partners. The case arises from YLK Partner’s alleged breach of a certain lease agreement dated May 19, 2018, or the Lease, for the lease of certain real property located at 4301 W. Buckeye Road, Phoenix, Arizona 85043, or the Premises, between MSCP and YLK Partners, which we guaranteed. MSCP filed the lawsuit after YLK Partners provided a notice of termination. MSCP’s complaint alleged counts for breach of lease and waste and breach of guaranty. On December 12, 2019, MSCP was awarded a default judgement against the Company in the amount of $1,487,000.

Loss on Abandonment of Leasehold Improvements

In February 2019, we terminated our Arizona facility lease, thereby abandoning $856,760 of leasehold improvements. We recorded the abandonment of leasehold improvements of $217,062 and $639,198 during the twelve months ended December 31, 2019 and 2018, respectively (See Note 3 to the accompanying consolidated financial statements).

Impairment of Right of Use Asset

Impairment of right of use asset for the year ended December 31, 2019 was $100,000. In December 2019, we determined that our right of use asset was impaired and recorded an impairment charge accordingly. (See Note 6 to the accompanying consolidated financial statements). No similar activity occurred during the prior year period.

Impairment of Intangible Assets

Impairment of intangible assets for the year ended December 31, 2019 was $1,138,892. In June 2019, we determined that our intangible assets were impaired and recorded an impairment charge accordingly. (See Note 4 to the accompanying consolidated financial statements). No similar activity occurred during the prior year period.

Excess Cost of Acquisition to Related Party over Historical Basis

Excess cost of acquisition to related party over historical basis for the year ended December 31, 2018 was $4,450,000, representing a non-cash charge related to our acquisition on YLK Partners NV from related parties on May 10, 2018 (See Note 4 to the accompanying consolidated financial statements). No similar activity occurred during the current year period.

Other Income and Expenses

Other expense for the year ended December 31, 2019 was $1,951,733, as compared to other income of $455,369 for the year ended December 31, 2018. The change in balance was due to the change in the fair value of derivative liability of $8,946,170, the change in financing and debt extinguishment costs of $6,161537, and the change in interest expense of $1,211,342, as compared to the prior year period. During the year ended December 31, 2018, we recorded a gain on the extinguishment of derivatives of $2,389,427, and a loss on the extinguishment of debt of $1,555,556, both of which did not exist during the current year period.

Net Loss

Net loss for the years ended December 31, 2019 and 2018 was $7,893,656 and $17,074,005, respectively. The decrease in net loss was due to the increase in gross profit, the decrease in operating expenses, and the change in other income and expenses as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the year ended December 31, 2019, we used $1,009,931 in operating activities, comprised primarily of our net loss of $7,893,656, a $1,544,531 in legal settlements payable, a $1,138,892 impairment of intangible asset, a $962,000 in debt extinguishment cost, a $870,278 increase in accounts payable, a $785,516 decrease in provision for inventory reserves, $336,267 of amortization on debt discount, $255,850 of fair value of common stock for services, a $232,178 decrease in prepaid expenses and other current assets, a $226,400 increase in interest due to related parties, a $224,068 loss on abandonment of leasehold improvements and other fixed assets, a $203,000 change in the fair value of derivative liability, $193,869 in financing costs related to change in terms of warrants and convertible notes, a $123,956 decrease in accounts receivable, and a $24,233 of fair value of vested stock options.

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

Cash Flows Used in Investing Activities

During the year ended December 31, 2019, we used $222,451 of cash to purchase property and equipment. During the year ended December 31, 2018, we used $377,841 of cash in investment activities, representing the collection of an acquired receivable of $250,000 and cash received on the sale of property and equipment of $28,500, offset by $656,341 used to purchase property and equipment.

Cash Flows Provided by Financing Activities

During the year ended December 31, 2019, we generated cash from financing activities of $449,327, compared to cash provided by financing activities of $3,976,922 for the year ended December 31, 2018. During the year ended December 31, 2019, we received proceeds of $275,000, net of fees of $37,500, from a secured convertible note payable, $150,000 from a loan payable and $150,000 from a note payable to related parties, offset by $88,173 of payments on our notes payable to related parties.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2019, we incurred a net loss of $8,381,171 and used cash in operations of $1,009,931 and had a shareholders’ deficit of $8,624,232 as of December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At December 31, 2019, we had cash on hand in the amount of $103,637. On February 21, 2020, we received proceeds of $150,000 on the issuance of a secured convertible note payable (See Note 15 to the accompanying consolidated financial statements). Management estimates that the current funds on hand will be sufficient to continue operations through June 30, 2020. The continuation of our company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Historically, we have financed our operations primarily through private sales of common stock, a line of credit, loans from a third party financial institutions, related parties, and operations. We anticipate that our primary capital source will be from the issuance of notes payable or the proceeds from the sale of our common stock. If our sales goals do not materialize as planned, we believe that we can reduce our operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Notes Payable to Related Parties

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, former officers and directors, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at December 31, 2019 and December 31, 2018.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the note at December 31, 2019.

We entered into note agreements with the parents of Alan Lien, a former officer and director. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $40,000 was due on the loans at each of December 31, 2019 and December 31, 2018. The loans are currently past due.

Secured Convertible Notes Payable

On May 10, 2018, we issued a secured debenture (the “2018 Note”) to YA II PN in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on February 9, 2019. The 2018 Note was amended effective February 9, 2019 for which the maturity date was extended to August 9, 2019 and could be converted into our common stock at a conversion price of $0.50 a share. On October 29, 2019, the 2018 Note was further amended to include an extended maturity date of June 30, 2020, and provide a conversion right, in which the principal amount of the 2018 Note, together with any accrued but unpaid interest, could be converted into our common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of our common stock during the 10 trading days immediately preceding the conversion date.

On October 29, 2019, we issued a convertible secured debenture (the “2019 Note”) to YA II PN in the principal amount of $275,000 with interest at 10% per annum (15% on default) and due on April 29, 2020. We received net proceeds of $237,500, net of closing costs of $37,500. The 2019 Note provides a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into our common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of our common stock during the 10 trading days immediately preceding the conversion date.

On February 13, 2020, we issued a secured convertible debenture (the “2020 Note”) in the amount of $150,000. The Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of August 10, 2021. The 2020 Note is secured by all our and our subsidiaries assets. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into our common stock at a conversion price equal to 75% of the lowest VWAP of our common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment.

Term Loan

On May 21, 2019, we entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, one of our former officers. We have made principal payment of $43,273, leaving a total of $106,277 due on the term loan as of December 31, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder’s and Board of Directors

Generation Alpha, Inc.

Carson, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Alpha, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced a net loss and utilized cash from operations during the year ended December 31, 2019, and has a stockholders’ deficit at December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Weinberg & Company, P.A.

Los Angeles, California

April 13, 2020

GENERATION ALPHA INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$103,637	$886,693
Accounts receivable, net of allowance for doubtful accounts and returns of $111,920 and $144,668, respectively	-	91,208
Inventories, net	389,922	570,187
Prepaid expenses and other current assets	23,806	255,985
Total Current Assets	517,365	1,804,073

Property and equipment, net	22,039	56,761
Right of use asset, net	427,407	-
Intangible assets acquired from related party, net	-	1,301,591
Other assets	10,169	83,887
Total Assets	$976,980	$3,246,312

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,584,643	$1,263,364
Legal settlements payable, including amounts due to former officer and shareholder	2,527,923	448,718
Lease payable, current portion	133,188	-
Contract obligations – past due	798,589	372,727
Notes payable - related parties – past due	790,000	640,000
Convertible note payable to related party, net of discount of $178,470 and $247,032, respectively	1,596,530	1,252,968
Accrued interest to related parties	351,439	125,039
Loans payable	64,375	2,548
Total Current Liabilities	7,846,687	4,105,364

Lease payable, net of current portion	422,525	-
Contract obligations, net of current portion, past due	-	408,681
Derivative liabilities	1,332,000	2,160,806
Total Liabilities	9,601,212	6,674,851

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 46,820,564 and 45,794,564 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	46,821	45,795
Additional paid-in-capital	31,739,009	29,042,072
Accumulated deficit	(40,410,062)	(32,516,406)
Total Shareholders’ Deficit	(8,624,232)	(3,428,539)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$976,980	$3,246,312

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION ALPHA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018

Sales	$1,965,163	$3,348,288
Cost of goods sold	1,066,211	2,826,558
Gross profit	898,952	521,730

Operating expenses
Selling, general and administrative expenses	3,580,198	11,975,974
Research and development	154,964	167,765
Legal settlement on abandonment of lease	1,487,000	-
Loss on abandonment of leasehold improvements	217,062	639,198
Impairment of right of use asset	100,000	-
Impairment of intangible assets acquired from related party	1,138,892	-
Amortization of license agreement	162,699	216,932
Excess cost of acquisition from a related party over historical basis	-	4,450,000
Write off of vendor advance from former related party	-	597,535
Total operating expenses	6,840,815	18,047,404

Loss from operations	(5,941,863)	(17,525,674)

Other income (expenses)
Financing and debt extinguishment costs (1)	(1,155,869)	(7,317,406)
Change in fair value of derivative liability	(203,000)	8,743,170
Gain on extinguishment of derivative liability	-	2,389,427
Loss on the extinguishment of debt	-	(1,555,556)
Interest expense (2)	(592,924)	(1,804,266)
Total other income (expenses)	(1,951,793)	455,369

Loss before income taxes	(7,893,656)	(17,070,305)

Provision for income taxes	-	(3,700)

Net Loss	$(7,893,656)	$(17,074,005)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.39)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	46,343,600	43,564,550

(1) Included in financing costs are these amounts from a related party	$1,155,869	$6,177,406
(2) Included in interest expense are these amounts from related parties	$522,753	$65,996

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION ALPHA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	38,522,034	$38,522	$9,077,690	$(15,442,401)	$(6,326,189)

Net proceeds from sale of common stock	1,321,538	1,322	1,566,678		1,568,000

Fair value of common stock issued for services	1,388,000	1,388	1,675,169		1,676,557

Fair value of common stock issued to directors and employees	100,000	100	73,900		74,000

Shares issued on exercise of warrants	2,306,360	2,306	1,444,690		1,446,996

Shares issued on conversion of convertible note payable	1,788,082	1,788	1,786,294		1,788,082

Shares issued on conversion of Series-A convertible preferred shares	368,550	369	368,181		368,550

Extinguishment of derivative liabilities			1,799,003		1,799,003

Fair value of warrants issued for financing costs			1,140,000		1,140,000

Fair value of warrants issued for acquisition of intangible assets from related party			5,450,000		5,450,000

Fair value of vested stock options			4,660,467		4,660,467

Net loss				(17,074,005)	(17,074,005)

Balance, December 31, 2018	45,794,564	45,795	29,042,072	(32,516,406)	(3,428,539)

Reclassification of warrant liability to equity due to adoption of ASU 2017-11			2,160,806		2,160,806

Modification of warrants recorded as financing costs			193,869		193,869

Fair value of common stock issued for services	426,000	426	177,424		177,850

Fair value of common stock issued to directors and employees	600,000	600	77,400		78,000

Fair value of warrants recorded as a valuation discount			63,205		63,205

Fair value of vested stock options			24,233		24,233

Net loss				(7,893,656)	(7,893,656)

Balance, December 31, 2019	46,820,564	$46,821	$31,739,009	$(40,410,062)	$(8,624,232)

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION ALPHA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2019	2018
Cash Flows from Operating Activities
Net Loss	$(7,893,656)	$(17,074,005)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	(32,748)	(297,241)
Loss on vendor advance to former related party	-	597,535
Amortization of right of use asset	117,618	-
Impairment of right of use asset	100,000	-
Change in lease liability	(103,634)	-
Provision for inventory reserves	-	798,439
Depreciation and amortization	195,805	271,013
Imputed interest on contractual obligation	17,181	12,885
Loss on sale of property and equipment	-	16,043
Impairment of intangible asset	1,138,892
Loss on abandonment and disposal of fixed assets	224,068	639,198
Fair value of warrants issued to related party in excess of basis of acquired licensing rights	-	4,450,000
Fair value of vested stock options	24,233	4,660,467
Fair value of common stock issued for services	177,850	1,676,557
Fair value of common stock issued to directors and employees	78,000	74,000
Fair value of warrants issued for financing costs	-	7,317,406
Loss on extinguishment of debt	-	1,555,556
Amortization of debt discount	336,267	1,291,050
Amortization of Series-A preferred shares discount	-	368,550
Debt extinguishment cost	962,000	-
Modification of warrants recorded as financing costs	193,869	-
Change in the fair value of derivative liability	203,000	(8,743,170)
Gain on extinguishment of derivative liability	-	(2,389,427)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	123,956	623,516
Inventories	180,265	315,837
Advances to former related party supplier	-	138,195
Prepaid expenses and other	232,179	(121,610)
Other assets	73,718	(45,907)
(Decrease) Increase in:
Accounts payable and accrued expenses	870,275	139,016
Legal settlement payable	1,544,531	-
Due to former officer and shareholder	-	448,718
Due to former related party vendor	-	(381,457)
Accrued interest to related parties	226,400	(21,495)
Net cash used in operating activities	(1,009,931)	(3,680,331)

Cash Flows from Investing Activities
Collection of receivable acquired as part of acquisition	-	250,000
Cash received on sale of property and equipment	-	28,500
Purchase of property and equipment	(222,452)	(656,341)
Net cash used in investing activities	(222,452)	(377,841)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	1,568,000
Proceeds from exercise of warrants	-	1,446,996
Proceeds from secured convertible note payable from related party, net of fees	237,500	1,500,000
Proceeds from notes payable related parties	150,000	-
Proceeds from loans payable	150,000
Payment of loans payable	(88,173)	(23,409)
Payments on notes payable related party	-	(505,000)
Payments on capital lease obligations	-	(9,665)
Net cash provided by financing activities	449,327	3,976,922

Net decrease in cash	(783,056)	(81,250)
Cash beginning of period	886,693	967,943
Cash end of period	$103,637	$886,693

Interest paid	$63,597	$87,490
Taxes paid	$-	$3,200

Non-Cash Financing Activities
Recording of right of use asset and lease liability upon adoption of new lease accounting rule on January 1, 2019	$645,025	$-
Reclassification of Accounts payable and accrued expenses to Legal settlement payable	$534,674	$-
Reclassification of derivative liability to equity due to adoption of ASU 2017-11	$2,106,806	$-
Extinguishment of derivative liability	$-	$1,799,003
Fair value of derivative liability created upon issuance of convertible notes and warrants from related party	$167,000	$7,677,406
Fair value of warrants recorded to debt discount	$63,205	$-
Common shares issued upon conversion of convertible note payable and accrued interest	$-	$1,788,082
Common shares issued upon conversion of Series-A convertible preferred shares	$-	$368,550
Contract obligations incurred on acquisition of license agreement	$-	$768,523
Fair value of warrants issued for acquisition of intangible assets from related party	$-	$5,450,000

The accompanying notes are integral part of these consolidated financial statements.

GENERATION ALPHA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2019, the Company incurred a net loss of $7,893,656 and used cash in operations of $1,009,931 and had a shareholders’ deficit of $8,624,232 as of December 31, 2019. In addition, $790,000 of notes payable to related parties, $351,439 of accrued interest to related parties, and $798,589 of contract obligations are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2019, the Company had cash on hand in the amount of $103,637. On February 21, 2020, the Company received proceeds of $150,000 on the issuance of a secured convertible note payable (see Note 15). Management estimates that the current funds on hand will be sufficient to continue operations through June 30, 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a ROU asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities for operating leases of $645,025. There was no cumulative-effect adjustment to accumulated deficit.

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

Options to acquire 1,948,300 shares of common stock, warrants to acquire 18,283,140 shares of common stock, and 37,994,931 shares of common stock issuable under convertible note agreements, have been excluded from the calculation of weighted average common shares outstanding at December 31, 2019, as their effect would have been anti-dilutive. Options to acquire 8,394,391 shares of common stock and warrants to acquire 12,783,140 shares of common stock have been excluded from the calculation of weighted average common shares outstanding at December 31, 2018, as their effect would have been anti-dilutive.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standard Update (“ASU”) No. 2014-09. This standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

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

In the following table, revenue is disaggregated by major product line for the year ended 2019:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$1,411,086	$495,772	$1,906,858
Direct to consumer/online	58,305	-	58,305
Total	$1,469,391	$495,772	$1,965,163

In the following table, revenue is disaggregated by major product line for the year ended 2018:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$2,654,520	$654,067	$3,308,587
Direct to consumer/online	39,701	-	39,701
Total	$2,694,221	$654,067	$3,348,288

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of December 31, 2019, and 2018, the Company recorded reserves for returned product in the amounts of $59,804 and $143,947, respectively, which reduced the accounts receivable balances as of those periods .

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At December 31, 2019, and December 31, 2018, the allowance for doubtful accounts was $52,115 and $720, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of December 31, 2019 and 2018.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At December 31, 2019 and December 31, 2018, the reserve for excess and obsolete inventory was $125,262 and $910,778, respectively. During the year ended December 31, 2019, the Company disposed of approximately $827,000 of inventory that was previously reserved in prior years.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record an impairment loss for the years ended December 31, 2019 and 2018.

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

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2019 and 2018.

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

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.  During the years ended December 31, 2019 and 2018, the Company had cash deposits that exceeded the federally insured limit of $250,000.  The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the years ended December 31, 2019 and 2018, its ballasts, lamps and reflectors, which comprised the clear majority of the Company’s purchases during those periods, were each only purchased from one separate vendor.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There were no customers that accounted for more than 10% of the Company’s revenue for the years ended December 31, 2019 and 2018. Shipments to customers outside the United States comprised less than 5.0% of our sales for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, two customers accounted for 23.6% and 10.1% of the Company’s trade accounts receivable balance, and as of December 31, 2018, four customers accounted for 37.4%, 14.4%, 12.9% and 12.1% of the Company’s trade accounts receivable balance.

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

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The fair value of the derivative liabilities of $1,332,000 and $2,160,806 at December 31, 2019 and 2018, respectively, was valued using Level 2 inputs.

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

At December 31, 2018, the Company had intangible assets of $1,301,591 that consisted of a license right. In June 2019, and based on management’s assessment, it was determined that the intangible asset was impaired, and an impairment charge was recorded for $1,138,892 during the twelve month period ended December 31, 2019 (see Note 4).

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480):  Accounting for Certain Financial Instruments with Down Round Features. This ASU addresses the complexity and reporting burden associated with the accounting for freestanding and embedded instruments with down round features as liabilities subject to fair value measurement. The Company has elected to apply ASU 2017-11 using a modified-retrospective approach by means of a cumulative-effect adjustment to its financial statements as allowed under ASU 2017-11.  Upon adoption on January 1, 2019, the Company recorded an increase paid in capital and decreased the derivative liability by $2,160,806.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As small business filer, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2019 and 2018:

	2019	2018

Leasehold improvements	$-	$7,000
Machinery and equipment	81,045	178,455
Computer equipment	10,908	10,908
Furniture and fixtures	39,560	39,560
	131,513	235,923
Less: accumulated depreciation and amortization	(109,474)	(179,162)
Property and equipment, net	$22,039	$56,761

Depreciation expense for the years ended December 31, 2019 and 2018 was $33,106 and $54,081, respectively.

During the year ended December 31, 2019, the Company disposed of property and equipment with a book value of $6,506, resulting in a loss on the disposal of property and equipment of $6,506. During the year ended December 31, 2018, the Company sold certain of its property and equipment for $28,500. The book value of the property and equipment was $44,543, resulting in a loss on the sale of property and equipment of $16,043.

In February 2019, the Company terminated its Arizona facility lease thereby abandoning $856,760 of leasehold improvements. The Company recorded the abandonment of leasehold improvements of $217,562 and $639,198 during the year ended December 31, 2019 and 2018, respectively, as a component of operating expense in the consolidated statement of operations (see Note 7).

NOTE 4 – LICENSE AGREEMENT ACQUIRED FROM RELATED PARTIES

License agreement acquired from related parties as of December 31, 2019 and December 31, 2018, consisted of the following:

	As of
	December 31, 2019	December 31, 2018
License agreement	$1,518,523	$1,518,523
Accumulated amortization	(379,631)	(216,932)
Impairment charge	(1,138,892)	-
Intangible assets, net	$-	$1,301,591

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

Through the acquisition, the Sellers’ rights and obligations under the CMSA transferred to the Company, including the payment of an additional $250,000 within 10 days after receipt of the AZDHS approval to operate the facility; and the Installment Payments. As the Installment Payments totaling $600,000 are noninterest bearing, the Company calculated the net present value of the Installment Payments to be $518,523 (or a discount of $81,477) based on an 8% cost of capital (which is consistent with borrowing rate of the Company’s other notes). The Company recorded the aggregate present value of these payments of $518,523 as part of the acquisition cost of the Management Agreement, which will be amortized over five years, the length of the Management Agreement. Amortization expense for twelve months ended December 31, 2019 and 2018, was $379,631 and $216,932, respectively.

Since the assets, including a $250,000 balance due from Future Farm Technologies, was acquired from related parties, the assets were recorded at their historical acquisition cost of $1,000,000. The Company issued 5,000,000 Warrants to the Sellers with an exercise price of $0.01 and an expiration date of May 9, 2023. Based on a Black-Sholes Merton model, the Warrants were valued at $5,450,000. Since the assets acquired were acquired from related parties, the difference of $4,450,000 between the fair value of the Warrants granted of $5,450,000 and the historical acquisition cost of $1,000,000 was recorded as related party compensation cost in the accompanying consolidated statements of operations. The $250,000 receivable was received by the Company during the year ended December 31, 2018.

In the first quarter of 2019, the Company recorded $162,699 of amortization expense. In June 2019, the Company determined that its intangible assets were impaired after assessing the impact of the Company’s current lack of liquidity, the recent lease abandonment of its planned Arizona cultivation facility (Note 7), and the recent Deed in Lieu of Foreclosure Release and Settlement Agreement with its Lender of a facility in Arizona (Note 10). The Company based on its assessment, recorded an impairment charge of $1,138,892, which is reflected in the year ended December 31, 2019.

As of December 31, 2018, the remaining Management Agreement obligation was $781,408 (net of discount of $68,592) for which $372,727 is reflected as current and $408,681 was reflected as long term in the accompanying consolidated balance sheet. As of December 31, 2019, the remaining Management Agreement obligation was $798,589 (net of discount of $51,411) and is reflected as a current liability in the accompanying consolidated balance sheet. As of December 31, 2019, the Company is past due on its Installment Payments obligations under the Management Agreement .

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES – PAST DUE

Notes payable to related parties consists of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Notes payable to officers/shareholders – past due (a)	600,000	600,000
Notes payable to related party – past due (b)	150,000	-
Notes payable to related parties – past due (c)	40,000	40,000
Total	$790,000	$640,000

a.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each a former officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at December 31, 2019 and 2018, respectively.

b.	On May 8, 2019, the Company entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum (12% on default), is unsecured and is due on November 8, 2019. The note is currently past due.

c.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 is due on the loans as of each of December 31, 2019 and 2018.

At December 31, 2018, accrued interest on the notes payable to related parties was $125,039. During the twelve months ended December 31, 2019, the Company added $61,740 of additional accrued interest, and made interest payments of $37,347, leaving an accrued interest on the notes payable to related parties balance of $149,432 at December 31, 2019.

NOTE 6 – LEASE PAYABLE

Our principal executive offices and warehouse is located at 853 Sandhill Avenue, Carson, California, 90746. We occupy a 17,640 square foot facility pursuant to a five-year lease with an independent party ending on June 30, 2023, pursuant to which we pay $15,000 per month in rental charges. Effective January 1, 2020, we relocated our principal executive offices and warehouse to Upland, California (see Note 15), and abandoned our Carson, California lease. The Company remains obligated under its Carson, California lease, until such time the landlord releases us from our lease agreement. As of the date of this report, we have not been released from the lease agreement.

The lease agreement above has a weighted average remaining lease term of 3.50 years as of December 31, 2019.  Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component.  Rent expense is recognized on a straight-line basis over the lease term.

On December 31, 2019, the Company abandoned its operating lease in Carson, California. Based on the abandonment, the Company determined its ROU asset was impaired and recorded an impairment charge of $100,000 during the year ended December 31, 2019.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a ROU asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities for operating leases of $645,025. There was no cumulative-effect adjustment to accumulated deficit.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Year ended December 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$180,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities during the year ended December 31, 2019	$-
Weighted average remaining lease term – operating leases (in years)	3.50
Average discount rate – operating leases	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019
Operating leases
ROU assets, net of accumulated amortization of $117,618 and an impairment charge of $100,000	$427,407

Current operating lease liabilities	$133,188
Long-term operating lease liabilities	422,525
Total operating lease liabilities	$555,713

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2020	$182,250
2021	189,000
2022	189,000
2023	94,500
2024	-
Total lease payments	654,750
Less: Imputed interest/present value discount	(99,037)
Present value of lease liabilities	$555,713

Rent expense for the twelve months ended December 31, 2019 and 2018 was $495,670 and $361,868, respectively.

NOTE 7 – LEGAL SETTLEMENTS PAYABLE

Lease Abandonment Settlement

On February 15, 2019, MSCP, L.L.C (“MSCP”), filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against the Company and YLK. The case arises from YLK’s alleged breach of a certain lease agreement dated May 19, 2018 (the “Lease”), for the lease of certain real property located at 4301 W. Buckeye Road, Phoenix, Arizona 85043 (the “Premises”), between MSCP and YLK, which the Company guaranteed. MSCP filed the lawsuit after YLK provided a notice of termination for, amongst other reasons, MSCP’s failure to disclose various material information regarding code, safety, structural and other issues in the Premises that rendered the Premises unsuitable for use, unless the Company undertook significant and extraneous costs that were not contemplated under the Lease to remedy said issues in and outside of the Premises. MSCP’s complaint alleged counts for breach of lease and waste and breach of guaranty. MSCP is seeking compensatory damages, rents and other charges due under the lease, and attorney’s fees and costs. The Company just recently filed its answer denying the allegations as well as having filed counterclaims for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. On December 12, 2019, MSCP was awarded a default judgement against the Company in the amount of $1,487,000, which is recorded as a charge to operating expenses in the consolidated statements of operations for the twelve months ended December 31, 2019. No payments were made during the twelve months ended December 31, 2019.

Employment Matter Judgement

On September 27, 2019, Dennis Forchic (the “Plaintiff”) filed a breach of contract case against the Company in the Los Angeles Superior Court of Los Angeles, California, under case number 19STCV34592, alleging that the Company wrongfully terminated the Plaintiff’s employment agreement on February 5, 2018. The Plaintiff claims damages of $646,000 for unpaid severance, unpaid reimbursed expenses, and unpaid health benefits. In addition, the Plaintiff claims damages for failing to compensate Plaintiff for 3,000,000 stock options which vested on termination. As of December 31, 2018, the Company had recorded $558,469 related to this matter as $448,718 Due to former officer and $139,751 as Accounts payable and accrued expenses. On March 3, 2020, the Plaintiff was awarded a judgement against the Company in the amount of $646,000, plus post judgment interest, as well as the vesting of options to purchase 1,000,000 shares of the Company’s common stock. During the year ended December 31, 2019, the previous year recording of $448,718 Due to former officer and $139,751 as Accounts payable and accrued expenses, was reclassified to Legal Settlement Payable on the Consolidated Balance Sheet. During the year ended December 31, 2019, the Company recorded an additional $57,531 of legal expenses, leaving a total balance due to Plaintiff of $646,000 at December 31, 2019. No payments were made during the twelve months ended December 31, 2019.

Breach of Contract

On September 12, 2019, DPA, Inc., or DPA, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-008265 against us. The plaintiff alleges the Company breached an agreement to pay DPA for architectural design services related to a facility in Arizona and has requested a judgment for $251,923 plus interest. On September 18, 2019, the DPA was awarded judgement against the Company for $251,923 plus interest at 18% per annum from June 6, 2019 until paid. No payments were made during the twelve months ended December 31, 2019.

On August 7, 2019, Rose Law Group PC (“RLG”) filed a breach of contract case against the Company in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2019-008484 against the Company. RLG alleges breach of a contract to pay RLG for legal representation, and requested a judgment for $143,836. On October 17, 2019, RLG was awarded judgment against the Company for $150,256 plus interest at 12% per annum until paid.

NOTE 8 – LOANS PAYABLE

Loan payable consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Term loan (a)	$64,375	$-
Automobile loan (b)	-	2,548
Loans payable	$64,375	$2,548

a.	On May 21, 2019, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, a former officer of the Company. During the twelve months ended December 31, 2019, the Company made principal payments of $85,625, leaving a total of $64,375 owed on the loan as of December 31, 2019.
b.	At December 31, 2018, $2,548 was due on a loan agreement for a purchased automobile. During the twelve months ended December 31, 2019, the Company made payments of $2,548, and the loan was retired.

NOTE 9 – CONVERTIBLE SECURED NOTE PAYABLE TO RELATED PARTY

Secured note payable to related party consists of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

YA II PN, Ltd.	$1,750,000	$1,500,000
Less debt discount	(153,470)	(247,032)
Secured note payable, net	$1,596,530	$1,252,968

YA II PN Ltd May 2018 Convertible Note

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

The Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future events. As such, the Company determined that the conversion feature and the warrants created a derivative with a fair value of $7,677,406 at the date of issuance. The Company accounted for the fair value of the derivative up to the face amount of the 2018 Note of $1,500,000 as a valuation discount to be amortized over the life of the 2018 Note, and the excess of $6,177,406 was recorded as a finance cost for the twelve months ended December 31, 2018. During the twelve months ended December 31, 2019 and 2018, amortization of valuation discount was $247,032 and $1,252,968 was recorded as an interest cost, leaving no remaining unamortized balance of the valuation discount at December 31, 2019.

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

In addition, pursuant to the Amendment, the Warrants were amended to (i) reduce the exercise price from $1.50 per share to $0.50, $0.75, $1.00 and $1.25 per share for Warrant #1, Warrant #2, Warrant #3 and Warrant #4, respectively, and (ii) remove in Warrant #2, Warrant #3 and Warrant #4, the Company’s right of redemption and right to compel exercise of such Warrants. The Company calculated the fair market value of the Warrants before and after the modifications above, and recorded the difference of $129,384 as a financing cost included in other expenses during the twelve months ended December 31, 2019.

Second Amendment to Secured Note Payable to Related Party

On October 29, 2019, the Company entered into a second amendment agreement (the “Second Amendment”) with YA II PN, which amended (i) the secured promissory note in the principal face amount of $1.5 million issued on May 10, 2018. Pursuant to the Amendment, the Note was amended to (i) extend the maturity date of the Note from August 9, 2019 to June 30, 2020 and (ii) provide a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of the Company Common Stock during the 10 trading days immediately preceding the conversion date. The Note was convertible previously at $0.50 per share. The Company concluded that the modification was a significant change in the conversion feature and treated the change as a debt extinguishment cost. The Company calculated the fair market value of the Secured Note Payable before and after the modifications above, and recorded the difference of $962,000 as a debt extinguishment cost and included in other expenses during the twelve months ended December 31, 2019.

In addition, pursuant to the Second Amendment, the Warrants were amended to (i) reduce the exercise price from $0.50, $0.75, $1.00 and $1.25 per share for Warrant #1, Warrant #2, Warrant #3 and Warrant #4, respectively, to $0.05 per share for all four warrants. The Company calculated the fair market value of the Warrants before and after the modifications above, and recorded the difference of $64,485 as a financing cost included in other expenses during the twelve months ended December 31, 2019.

YA II PN Ltd October 2019 Convertible Note

On October 29, 2019, the Company issued a convertible secured debenture (the “2019 Note”) to YA II PN Ltd. (“YA II PN”) in the principal amount of $275,000 with interest at 10% per annum (15% on default) and due on April 29, 2020. The Company received net proceeds of $237,500, net of closing costs of $37,500. The 2019 Note is secured by all the assets of the Company and its subsidiaries. The 2019 Note provides a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of the Company Common Stock during the 10 trading days immediately preceding the conversion date. As such, the Company determined that the conversion feature created a derivative with a fair value of $167,000 at the date of issuance. The Company also granted YA II PN 5-year warrants to purchase a total of 5,500,000 shares of the Company at an exercise price of $0.05 per common share. The fair value of the warrants was determined to be $63,205. The aggregate amount of the closing costs, fair value of the derivative liability, and the fair value of the warrant, of $267,705 was recorded as a valuation discount to be amortized over the life of the 2019 Note.

During the twelve months ended December 31, 2019, amortization of valuation discount was $89,235 and was recorded as an interest cost, leaving a $178,470 remaining unamortized balance of the valuation discount at December 31, 2019.

NOTE 10 – ACQUISITION OF FACILITY, LOAN AGREEMENT, AND SUBSEQUENT SETTLEMENT

Acquisition of Facility

On April 2, 2019, the Company, through its newly formed wholly-owned subsidiary Extracting Point, entered into an agreement to purchase real property located at 2601 West Holly Street in Phoenix, Arizona (the “Property”) for $3,500,000. The Property holds the approval and authorization for a Conditional Use Permit, which allows the Property to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis.

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

As of December 31, 2019, and December 31, 2018, the derivative liabilities were valued using either a probability weighted average Monte Carlo pricing model or the Black Scholes pricing model with the following assumptions:

	December 31, 2019	Issued During 2019	December 31, 2018	Issued During 2018

Exercise Price	$0.05	$0.05	$ 0.22 – 1.50	$1.50
Stock Price	$0.01	$0.02	$0.34	$1.09
Risk-free interest rate	1.55 – 1.60%	1.64%	2.50%	2.83%
Expected volatility	201-203%	147-165%	137 – 147%	171%
Expected life (in years)	0.33-0.50	0.50-0.67	3.96 – 4.36	5.0%
Expected dividend yield	0%	0%	0%	0

Convertible Note	$1,332,000	$1,129,000	$-	-
Warrants	$-	$-	$2,160,806	$7,677,406

Fair Value:	$1,332,000	$1,129,000	$2,160,806	$7,677,406

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

During the prior years, the Company issued 7,950,000 warrants as part of its Convertible Notes and Series A preferred stock financings. The Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company had determined at issuance that the warrants should be classified as liabilities due to variability in shares to be issued and changes in exercise price due to down round protection. The fair value of these liabilities at December 31, 2018 was $2,160,806. During the year ended December 31, 2019, the Company adopted ASU 2017-11, which simplified the accounting for financial instruments with down round features. The adoption resulted in the reclassification of the Company’s derivative liability to equity of $2,160,806. The Company recognized derivative liabilities of $167,000 upon issuance of a secured convertible note (see Note 9), and recognized $203,000 as other expense, which represented the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized $962,000, which represented a change in the terms of two convertible notes, and recorded as a financing cost and included in other expense.

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

Common shares issued for services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and, sales and marketing activities. During the year ended December 31, 2019 and 2018, the Company issued an aggregate of 426,000 and 1,388,000 shares of common stock to these consultants, with a fair value of $177,750 and $1,676,557 at date of grant, respectively, which was recognized as compensation cost.

Common shares issued to directors and employees

The Company appointed certain directors and issued shares as part of new executive employment agreements. During the year ended December 31, 2019 and 2018, the Company issued an aggregate of 600,000 and 100,000 shares of common stock, with a fair value of $78,000 and $74,000 at date of grant, respectively, which was recognized as compensation cost.

On October 31, 2019, the Board of the Company appointed Mr. George O’Leary as a director and Executive Chairman of the Company. In connection with the appointment of Mr. O’Leary, the Company granted him 500,000 shares of common stock, included in the common shares issued to directors and employees above, and which vested immediately, and he is entitled to receive equity compensation of $15,000 of shares per quarter thereafter as well as $5,000 per month as determined by the Board.

Shares issued on exercise of warrants

During the year ended December 31, 2018, we received $1,446,996 in proceeds on the exercise of 2,306,360 warrants.

Common shares issued on conversion of convertible note payable

During the year ended December 31, 2018, the Company was notified in writing that the Note holder elected to convert all remaining outstanding principal and interest accrued, which included the conversion of $1,750,000 of principal and $38,082 of interest. Upon the conversion of the Note, the Company issued an aggregate of 1,788,082 shares of its common stock. The balance of the debt discount of $1,555,556 was recorded as an interest cost during the twelve months ended December 31, 2018.

Common shares issued on conversion of Series-A convertible preferred shares

During the year ended December 31, 2018, the Company received notices of conversion from FirstFire, pursuant to which FirstFire elected to convert all of the outstanding Series-A into common shares of the Company. Upon the conversion of the balance of the Series-A, the Company issued 368,550 shares of common stock and no Series-A were outstanding as of December 31, 2018. Upon conversion, the unamortized discount of $351,000 was reflected as an interest cost for the twelve months ended December 31, 2018.

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

In connection with the SEDA, the Company issued to YA II PN, a five-year Commitment Fee Warrant (the “Fee Warrant”) to purchase 1,000,000 shares of the Company’s common stock at $0.01 per share. The aggregate fair value of the Fee Warrant granted was determined to be $1,140,000 and recorded as a financing costs in the consolidated statements of operations for the year ended December 31, 2018. On October 12, 2018, the Company issued 1,000,000 shares of common stock to YA Global II SPV LLC (“YA Global”), which shares were issued upon YA Global exercising the warrants issued on April 15, 2018, as a commitment fee in connection with the Standby Equity Distribution Agreement. YA Global paid the Company $10,000, or $0.01 per share, in full settlement of the exercise price.

2018 Stock Incentive Plan

On November 30, 2018, the 2018 Stock Incentive Plan (the “Plan”) for officers, employees, non-employee members of the Board of Directors, and consultants of the Company was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The Plan authorized the granting of not more than 10,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The Plan provided that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The maximum term of options and SARs granted under the plan is ten years. During the years ended December 31, 2019 and 2018, the Company issued 833,300 and 5,394,391 options to purchase shares of its common stock under the Plan, and 245,000 and no options were forfeited, respectively. As of December 31, 2019, options to purchase 4,017,309 shares of common stock remain reserved for issuance under the Plan.

Summary of Stock Options

A summary of stock options for the year ended December 31, 2019 and 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2017	3,000,000	0.60
Options granted	10,178,782	0.69
Option exercised	-	-
Options expired or forfeited	(4,784,391)	(0.77)
Balance outstanding, December 31, 2018	8,394,391	0.66
Options granted	833,300	0.03
Options exercised	-	-
Options expired or forfeited	(7,279,391)	(0.67)
Balance outstanding, December 31, 2019	1,948,300	$0.35
Balance exercisable, December 31, 2019	1,938,707	$0.35

Executive Employment Agreements

Chief Executive Officer

On February 14, 2018, the Company entered into a three-year employment agreement with Tiffany Davis as the Company’s Chief Operating Officer. As part of the employment agreement, Ms. Davis was granted 1,000,000 shares of the Company’s common stock, of which 250,000 shares vested and were issued on the signing of the employment agreement and 250,000 shares vest annually on the anniversary of the employment agreement. The fair value of the shares on the date of grant was $1,340,000, of which $335,000 was recorded as stock-based compensation expense on the date of grant, and the remaining $1,005,000 was to be amortized ratably over the three-year vesting period, of which $173,353 was recorded as stock-based compensation expense during the year ended December 31, 2018. On August 22, 2018, Ms. Davis entered into an employment agreement that superseded and replaced this employment agreement. On November 30, 2018, in exchange for the cancellation of 250,000 shares of common stock issued to Tiffany Davis above, the Board authorized 250,000 non-statutory stock option awards be granted to Ms. Tiffany Davis pursuant to the terms of the Company’s 2018 Stock Incentive Plan, expiring five years from date of issuance and having an exercise price per share equal to $0.69, the closing price of the Company’s common stock on the date of Board approval. On September 12, 2019, Ms. Tiffany Davis resigned from the Company. On October 31, 2019, the Board of Directors of the Company reappointed Ms. Tiffany Davis as Chief Executive Officer, Chief Financial Officer and as a director, effective immediately. In connection with the appointment of Ms. Davis, the Company granted her options to purchase 833,333 shares of common stock, which vested immediately, expire five years from the date of issuance, and are exercisable at a price of $0.03 per share. The fair value of the stock options granted was determined to be $25,261, which was recorded to stock-based compensation expense during the year ended December 31, 2019. Mr. Davis is entitled to receive stock options of $25,000 of shares per quarter at the then closing market price on the last trading day at the end of each calendar quarter.

In August 2018, the Company granted to its executives, Lien and Davis, stock options to purchase an aggregate of 4,034,391 shares of Common Stock. The fair value of the stock options granted was determined to be $2,164,755, which was recorded to stock-based compensation expense during the year ended December 31, 2018. The stock options immediately vested on the date of issuance. In addition, pursuant to the agreements, on the first, second and third anniversaries, (i) Lien shall receive options to purchase 3% of the total number of shares of common stock then outstanding and (ii) Davis shall receive options to purchase 2%, 2% and 3%, respectively, of the total number of shares of common stock then outstanding, with all such options having an exercise price equal to the closing price of the Company’s common stock on the trading day prior to such anniversary and exercisable for five years from issuance. In addition, Davis received fully vested options to purchase 750,000 shares of Common Stock, exercisable for five years at $0.94 per share with a fair value of $516,356. On November 30, 2018, in exchange for the cancellation of the fully vested stock options to purchase an aggregate of 4,734,891 shares of Common Stock (stock options of 4,034,391 and 750,000 reference above), the Board authorized 4,734,891 fully vested non-statutory stock option awards be granted in aggregate to Lien and Davis, pursuant to the terms of the Company’s 2018 Stock Incentive Plan, expiring five years from date of issuance and having an exercise price per share equal to $0.69 the closing price of the Company’s common stock on the date of Board approval.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018

Exercise Price	$0.03	$0.73
Stock Price	$0.03	$0.73
Risk-free interest rate	1.51%	2.78%
Expected volatility	155%	125%
Expected life (in years)	5.0	3.0
Expected dividend yield	0%	0%

Information relating to outstanding options at December 31, 2019, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.03	833,300	4.84	$0.03	833,300	$0.03
$0.46	100,000	3.95	$0.46	100,000	$0.46
$0.60	3,000,000	3.11	$0.60	3,000,000	$0.60
$0.69	15,000	3.92	$0.69	5,417	$0.69
	3,948,300	3.16	$0.60	3,938,717	$0.48

As of December 31, 2019, the Company has outstanding unvested options with future compensation costs of $5,417, which will be recorded as compensation cost as the options vest over their remaining average vesting period of 2.0 years. In addition, there will be future compensation related to the options to be awarded to Davis under her employment agreement discussed above. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2019 was 3.1 years. Both the outstanding and exercisable stock options had no intrinsic value at December 31, 2019.

Summary of Warrants

A summary of warrants for the year ended December 31, 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2017	1,589,500	1.10
Warrants granted	13,500,000	0.84
Warrants exercised	(2,306,360)	0.63
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2018	12,783,140	0.91
Warrants granted	5,500,000	0.05
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2019	18,283,140	$0.06
Balance exercisable, December 31, 2019	18,283,140	$0.06

Information relating to outstanding warrants at December 31, 2019, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	5,000,000	4.36	$0.01	5,000,000	$0.01
$0.05	13,000,000	4.45	$0.05	13,000,000	$0.05
$1.10	283,000	2.81	$1.10	283,000	$1.10
	18,283,140	4.20	$0.91	12,783,140	$0.06

During the year ended December 31, 2019, the Company issued five-year warrants to purchase 5,500,000 shares of common stock at an exercise price of $0.05 as part of a secured convertible promissory note (see Note 9). The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price of $0.02, risk-free interest rate of 1.65%, expected volatility of 171%, and an expected life of 3.0 years.

During the year ended December 31, 2018, the Company issued five-year warrants to purchase 5,000,000 shares of common stock at an exercise price of $0.01 as consideration for an acquisition (see Note 4). The Company also issued five-year warrants to purchase 7,500,000 shares of common stock at an exercise price of $1.50 as part of a secured promissory note (see Note 9). Lastly, in connection with the SEDA discussed above, the Company issued five-year warrants to YA II PN to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share as a commitment fee.

During the year ended December 31, 2018, the Company issued 2,306,360 shares of its common stock on the conversion of warrants, at $1.10 per share, resulting in proceeds of $1,446,996.

The weighted-average remaining contractual life of warrants outstanding and exercisable at December 31, 2019 was 4.20 years. The intrinsic value of both outstanding and exercisable warrants at December 31, 2019 was $20,500.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Technology License Agreement

The Company entered into a Technology License Agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,428,571 per calendar year. For each of the years ended December 31, 2019 and 2018, $100,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations related to the minimum annual fee. For each of years ended December 31 2019 and 2018, no royalty was recorded as cost of goods sold on the Consolidated Statements of Operations. A total of $190,713 and $190,713 was owed under the amended agreement at December 31, 2019 and 2018, respectively.

Litigation

On September 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against the Company in the San Diego Superior Court of San Diego, California, under case number 37-2018-00031350-CU-OE-NC. The Plaintiff claims damages of $335,000 for breach of an employment contract when the Company terminated the Plaintiff’s employment agreement on February 22, 2018. The case is in the early discovery phase of litigation and no trial date has been set yet. The Company believes the case is without merit and intends to vigorously define this case.

NOTE 14 – INCOME TAXES

At December 31, 2019, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $10,075,000 for Federal and state purposes. The carryforwards expire in various amounts through 2037. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2019 and 2018, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2019, and 2018, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2019	December 31, 2018

Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	27.00%

Income taxes at effective tax rate	-	-%

The components of deferred taxes consist of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Inventory reserves	$212,000	$798,000
Allowance for doubtful accounts and returns	9,000	(297,000)
Depreciation and amortization	(53,000)	(271,000)
Net operating loss carryforwards	2,721,000	1,430,000
Less: Valuation allowance	(2,889,000)	(1,600,000)

Net deferred tax assets	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

Relocation of Principal Executive Offices and Warehouse

Effective January 1, 2020, our principal executive offices and warehouse are located at 1689-A Arrow Rt., Upland, CA 91786. We occupy a 2,974 square foot facility pursuant to a four-year lease with an independent party ending on January 31, 2023, with an unaffiliated party, pursuant to which we pay $2,825 per month in rental charges.

Secured Convertible Note Payable

On February 13, 2020, the Company issued a secured convertible debenture (the “2020 Note”) in the amount of $150,000. The Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of August 10, 2021. The 2020 Note is secured by all the assets of the Company and its subsidiaries. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to 75% of the lowest VWAP of the Company’s common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. As part of the issuance, the Company also granted YA II PN 5-year warrants to purchase a total of 3,000,000 shares of the Company at an exercise price of $0.05 per common share. The Warrant expires on February 13, 2025.

Common Shares Issued

On April 6, 2020, the Company issued 166,667 shares of common stock to a director, with a fair value of $1,667.

Subsequent to December 31, 2019, YA II PN (see Note 9) elected to convert $29,000 of outstanding interest into 2,287,066 shares of the Company’s common at $0.0127 per share.

COVID-19

The outbreak of communicable diseases, such as a new virus known as the Coronavirus (COVID-19), could result in a widespread health crisis that could adversely affect general commercial activity and our business. An outbreak of communicable diseases in the region that we operate or regions from which our customers travel from or through, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, including restricting air travel and other means of transportation, imposing quarantines and curfews and requiring the closure of our offices or other businesses, including office buildings, theatres, retail stores and other commercial venues, could adversely affect our business, financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2019, are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of December 31, 2019:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2019, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of controls to account for leases as a result of ASU 2016-02. The modified controls have been designed to address risks associated with accounting for leases and liabilities and the related income and expenses under ASC 842.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 and identified the material weaknesses described above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Tiffany Davis	41	Chief Executive Officer, Chief Financial Officer and Director
George O’Leary	57	Chairman of the Board
Raymond Davison	60	Director

The following is certain biographical information relating to each of our directors and executive officers as provided to us by each of the respective directors and executive offers.

Tiffany Davis, 41, was appointed Chief Executive Officer, Chief Financial Officer and a member of the Board in October 2019. Ms. Davis previously served as the Company’s Chief Operating Officer between February 2018 and September 2019, and as a member of the Board between August 2018 and September 2019. Ms. Davis has had 19 years of experience as a financial professional working in both Management Consulting and Private Equity. She has held several key leadership positions in accounting, finance, and operations. She has extensive experience in supply chain functionality, financial and operational due diligence, cash flow forecasting, financial statement analysis, development and value retention in a number of industries including most recently in the cannabis industry. Since June 2019, Ms. Davis has been the founder and manager of Trilogy Wellness Brands LLC and Trilogy Wellness Manufacturing LLC, companies developing and manufacturing premium products from hemp CBD. From 2016 through 2017, Ms. Davis worked as a senior executive for a US based cannabis consulting group supporting legal grows, assisting in license applications, developing programs for cultivators, business structuring for medical dispensaries including developing M&A opportunities and initiation of several start-up ventures. Beginning in 2012 into 2016, Ms. Davis worked as a Group Vice President for a US based private equity group, performing due diligence tasks resulting in placing hundreds of millions of dollars in creative investment and debt instruments for appropriate investment opportunities. From 2009 to 2011, Ms. Davis was a Manger of Corporate Advisory for Grant Thornton, one of the Big 6 worldwide accounting firms, again in accounting and supply chain services during the automotive crisis in the US, specifically on the Chrysler turnaround project. From 2005-2008, Ms. Davis worked for an international technology sector company with $500 million in revenues as a Vice President of Special Projects for an automobile parts sourcing project in India from the company’s headquarters in Chicago, Il. Ms. Davis received her B.S. from DePaul University in 2002 and a MBA from University of Chicago Graduate School of Business in 2009. Our board of directors believes Ms. Davis’ extensive cannabis and CBD experience provides her with the qualifications and skills to serve as a director.

George O’Leary, 57, was appointed as Chairman of the Board on October 21, 2019. Mr. O’Leary has been the Chief Financial Officer and a member of the board of directors of HealthLynked Corp., a publicly-listed company, since August 2014. Mr. O’Leary is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014. Mr. O’Leary is currently the Vice-Chairman of the Board of Directors of Timios Holdings Corp. since March 2014 and on the Board of Directors of MedOfficeDirect since October 2013. From June 2009 to May 2013, Mr. O’Leary was Chairman of the Board and Chief Financial Officer of Protection Plus Securities Corporation until it was sold to Universal Protection Services. From February 2007 to June 2015, Mr. O’Leary was a member of the Board of Directors of NeoMedia Technologies. Mr. O’Leary is founder and President of SKS Consulting of South Florida Corp. (“SKS”) since June 2006 where he works with public and private companies in board representation and/or under consulting agreements providing executive level management expertise, as well as helping the implementation and execution of their companies’ strategic & operational plans. From 1996 to 2000, Mr. O’Leary was Chief Executive Officer and President of Communication Resources Incorporated (“CRI”). Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O’Leary started his professional career as a senior accountant with Peat Marwick and Mitchell (KPMG). Mr. O’Leary holds a B.B.A. degree in Accounting with honors from Siena College. Our board of directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director.

Raymond Davison, 60, was appointed to the Board on December 10, 2019. Mr. Davison currently serves as Chief Executive Officer of Timios Holding Corp. (“Timios”), a title and settlement services company, where he has responsibility for all lines of business as well as administrative teams within Timios and its subsidiaries. Mr. Davison is one of the original founders of Timios, previously serving as Chief Financial Officer from its inception in August 2008 until his appointment as Chief Executive Officer in 2018, leading financial, human resources and compliance areas throughout the company. Timios was a wholly-owned, indirect subsidiary of Timios National Corporation, a public company until 2014. Prior to joining Timios, Mr. Davison served as the Chief Financial Officer for Lenders First Choice from January 2003 to July 2008. Prior to that, Mr. Davison served as the executive in charge of Agency Operation for the Automobile Club of Southern California. Prior to his work at the Automobile Club, Mr. Davison served as Senior Vice President/Controller for Coast Federal Services, the financial services subsidiary of Coast Federal Bank, a Los Angeles-based thrift bank. Mr. Davison holds an MBA from the University of Redlands. Our board of directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director.

Family Relationships

No family relationships exist between any of our executive officers or directors.

Director Independence

Our Board of Directors is currently composed of two members. We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Tiffany Davis has a relationship with the company which, in the opinion of the board of directors, would not allow her to be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) George O’Leary and Raymond Davison are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. During fiscal 2019, Ms. Davis, Mr. O’Leary and Mr. Davison failed to file a Form 3 after their appointments as officers and/or directors, which are the only Section 16(a) filings by our directors, executive officers and 10% stockholders that were delinquent.

Code of Business Conduct and Ethics and Insider Trading Policy

We have not adopted a code of ethics or an insider trading policy. We expect that we will adopt a code of business conduct and ethics and an insider trading policy that apply to all of our employees, officers and directors, including those officers responsible for financial reporting. Once adopted, we will make the code of business conduct and ethics and such insider trading policy available on our website at www.genalphainc.com. We intend to post any amendments to the code, or any waivers of its requirements, on our website.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($) (a)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tiffany Davis, Chief Executive Officer and Chief Financial Officer, former Chief Operating Officer (b)	2019	181,000	-	-	25,261	-	-	-	25,261
	2018	230,000	55,000	-	1,230,495	-	-	-	1,460,495

Alvin Hao, former Executive Vice President (c)	2019	96,731	-	-	-	-	-	-	96,731
	2018	160,000	-	-	-	-	-	-	162,500

Alan Lien, former Chief Executive Officer, President, and Chief Financial Officer (d)	2019	156,153	-	-	-	-	-	-	156,153
	2018	250,000	46,500	-	1,372,362	-	-	-	1,622,362

(a)	The bonuses in 2018 to Mr. Lien and Ms. Davis were awarded at the date of execution of their new employment agreements on August 22, 2018, but as of December 31, 2018, they were accrued but unpaid.

(b)	Ms. Davis served as Chief Operating Officer between February 2018 and her resignation in September 2019, and was subsequently hired as Chief Executive Officer and Chief Financial Officer in October 2019.

(c)	Mr. Hao served as Executive Vice President until his resignation in September 2019.

(d)	Mr. Lien served as Chief Executive Officer, President and Chief Financial Officer until his resignation in October 2019.

Grants of Plan-Based Awards in Fiscal 2019

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2019.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Tiffany Davis	10/31/2019	833,300	$0.03	$0.03

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at December 31, 2019

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2019.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price($/Sh)	Option Expiration Date

Tiffany Davis	100,000	—	$0.46	9/13/2022
	833,300	—	$0.03	10/31/2024

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2019.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	933,300	0.48	9,051,700
Total	933,300	$0.48	9,051,700

Employment Agreements with Executive Officers

Tiffany Davis

On October 31, 2019, the Company entered into an employment agreement with Tiffany Davis to serve as our Chief Executive Officer (the “Employment Agreement”). The base salary for Ms. Davis under the Employment Agreement is $100,000 per annum. The base salary is subject to review annually by the Board and/or the Compensation Committee and may be increased but not decreased. The Employment Agreement has an initial term of one year and automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term. Ms. Davis will receive previously agreed upon sign on bonus of $55,000, which will be paid as the Company can afford to pay such bonus and should be paid no later than October 31, 2020. Ms. Davis is entitled to receive performance-based bonuses based on increases in our total gross, top-line revenue compared to the prior year. These performance-based bonuses are a percentage of her base salary.

Pursuant to the Employment Agreement, Ms. Davis received options to purchase 833,300 shares of common stock These options are immediately exercisable, expire five years from issuance, and are exercisable at $0.03 per share. In each quarter of the Company’s fiscal year following the quarter in which the Employment Agreement became effective, Ms. Davis shall receive options to purchase $25,000 of the Company’s common stock, exercisable for a period of five years, with all such options having an exercise price equal to the then closing market price on the last trading day at the end of each calendar quarter.

Pursuant to the Employment Agreement, if the Company terminates Ms. Davis’ employment without Cause (as defined in the Employment Agreement) or Ms. Davis resigns for Good Reason (as defined in the Employment Agreement), Ms. Davis is entitled to the following payments and benefits: (1) Ms. Davis’ fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other benefits, if any, under any group retirement plan, nonqualified deferred compensation plan, equity award plan or agreement, health benefits plan or other group benefit plan to which Ms. Davis may be entitled to under the terms of such plans or agreements; (2) a lump sum cash payment in an amount equal to 12 months of Ms. Davis’ base salary as in effect immediately prior to the date of termination; (3) continuation of health benefits for Ms. Davis and Ms. Davis’ eligible dependents for a period of 12 months following the date of termination; and (4) the automatic acceleration of the vesting and exercisability of outstanding unvested stock awards as to the number of stock awards that would have vested over the 12-month period following termination had Ms. Davis remained continuously employed by the Company during such period.

Pursuant to the Employment Agreement, if Ms. Davis’ employment is terminated as a result of death or permanent disability, Ms. Davis or her estate, as applicable, is entitled to Ms. Davis’ fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

Directors Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2019 for services to our Company.

Name	Cash ($)	Stock Awards ($)(1)	Total ($)
David Lenigas	$-	$63,000	$63,000
Raymond Davison	$-	$2,383	$2,383
George O’Leary	$20,000	$15,000	$35,000
Total:	$20,000	$80,383	$100,383

(1)	Represents the aggregate grant date fair value of stock awards granted in accordance with FASB ASC Topic 718.

Option Plan

On November 30, 2018, the 2018 Stock Incentive Plan (the “Plan”) for officers, employees, non-employee members of the Board of Directors, and consultants of the Company was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The Plan authorized the granting of not more than 10,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The Plan provided that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The maximum term of options and SARs granted under the plan is ten years. During the year ended December 31, 2018, the Company issued 5,394,391 shares and options to purchase shares of its common stock under the Plan, leaving 4,605,609 shares of common stock remain reserved for issuance under the Plan at December 31, 2018. During the year ended December 31, 2019, the Company issued 833,300 shares and options to purchase 833,300 shares of its common stock under the Plan, and 5,279,391 options were forfeited, leaving 9,051,700 shares of common stock remain reserved for issuance under the Plan at December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock by: (i) each person known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors and director nominees; (iii) each of our executive officers and significant employees; and (iv) all of our current executive officers, significant employees and directors as a group, as of April 6, 2020. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Generation Alpha, Inc., 1689-A Arrow Route, Upland, California 91786.

Name of Beneficial Owner	Title of Class	Number of Shares Owned (1)		Percentage of Class (2)

Tiffany N. Davis	Common Stock	933,300	(3)	1.89%

George O’Leary	Common Stock	500,000		1.01%

Raymond Davison	Common Stock	166,667		*

Officers and Directors as a Group (3 persons)	Common Stock	1,599,967	(4)	3.19%

Alan Lien	Common Stock	10,000,000		20.29%

Alvin Hao	Common Stock	10,000,000		20.29%

Dennis G. Forchic (5)	Common Stock	9,196,079	(6)	14.31%

YA II PN, Ltd. (7)	Common Stock	5,063,734	(8)	9.99%

*	Denotes less than 1%

	(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 6, 2020 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

	(2)	Percentage based upon 49,274,297 shares of common stock issued and outstanding as of April 6, 2020.

	(3)	Represents shares of common stock issuable upon exercise of options.

	(4)	Includes 933,300 shares of common stock issuable upon exercise of options.

	(5)	The mailing address for this beneficial owner is 4712 Pace Drive, Park City, Utah 84098.

	(6)	Includes 1,000,000 shares of common stock issuable upon exercise of options.

	(7)	Based upon an amended Schedule 13G filed with the SEC on January 9, 2020. The mailing address for this beneficial owner is 1012 Springfield Avenue, Mountainside, New Jersey 07092. Matthew Beckman makes the investment decisions on behalf of this entity and may be deemed to beneficially own the securities held by this entity.

	(8)	Includes 3,650,000 shares of Common Stock beneficially owned directly by YA II PN, Ltd. and D-Beta One EQ, Ltd., plus a number of additional shares underlying warrants exercisable into shares of Common Stock such that the reporting person is deemed the beneficial owner, subject to a beneficial ownership limitation of 9.99%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Amounts Due to Officers/Shareholders

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, each a former officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at December 31, 2019 and December 31, 2018.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the note at December 31, 2019.

We entered into note agreements with the parents of Alan Lien, our former Chief Executive Officer and one of our directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. A total of $40,000 was due on the loans at each of December 31, 2019 and December 31, 2018. The loans are currently past due.

Consulting Agreements

On October 21, 2019, the Board appointed George O’Leary as Chairman of the Board effective immediately. Mr. O’Leary is founder and President of SKS Consulting of South Florida Corp. (“SKS”) since June 2006 where he works with public and private companies in board representation and/or under consulting agreements providing executive level management expertise, as well as helping the implementation and execution of their companies’ strategic & operational plans. On October 31, 2019, the Company entered into an executive chairman agreement (the “Chairman Agreement”) with SKS. Pursuant to the Chairman Agreement, Mr. O’Leary received 500,000 shares of common stock of the Company upon his appointment to the Board. In addition, he will receive equity compensation of $15,000 of shares per quarter as well as $5,000 per month as set forth in the Chairman Agreement.

Effective February 5, 2019, we and Mr. Lenigas, a former director, entered into a consulting agreement (the “Consulting Agreement”), pursuant to which we shall pay Mr. Lenigas a monthly consulting fee of $13,000 per calendar month for his marketing, branding, investor and public relations services. We also agreed, during the term of the Consulting Agreement, to issue Mr. Lenigas such number of shares of common stock equal to two percent of the total shares then issued and outstanding upon our common stock reaching a market capitalization (as defined in the Consulting Agreement) of $76 million for ten consecutive trading days, and an additional two percent for each additional $76 million market capitalization achieved for ten consecutive trading days, up to a market capitalization of $380 million. In addition, should we, during the consulting term or for a period of six months thereafter, enter into a transaction that constitutes a change of control in which our enterprise value (as defined in the Consulting Agreement) equals or exceeds, $500 million, then we agreed to pay Mr. Lenigas a bonus equal to 5% of such enterprise value. The Consulting Agreement has a term of two years, and may be terminated by either party after one year upon 30 days’ prior written notice. On September 4, 2019, Mr. Lenigas, notified us that he was resigning, effective immediately. As of September 4, 2019, none of the milestones had been met and therefore, no compensation expense was recorded during the period ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to us for professional services rendered by our independent registered public accounting firm, for the years ended December 31, 2019 and 2018:

Fees	2019	2018
Weinberg & Company, CPAs

Audit fees	$128,536	$173,070
Audit Related Fees
Tax fees	35,770	42,811
All other fees

Total Fees	$164,306	$215,881

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

Exhibit Number	Description of Document
2.1	Agreement of Merger and Plan of Reorganization between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to the Current Report on Form 8-K filed on June 26, 2015 as Exhibit 2.1 thereto.

3.1	Amended and Restated Articles of Incorporation of the Company, dated August 31, 2015. Incorporated by reference to the Current Report on Form 8-K filed on September 2, 2015 as Exhibit 3.2 thereto.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 2007.

3.3	Agreement of Merger between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2017.

3.4	Certificate of Designation of Series A Preferred Stock, dated October 20, 2017. Agreement of Merger between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

3.5	Articles of Merger between Solis Tek Inc. and Generation Alpha, Inc., effective September 25, 2018. Incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018.

3.6	Agreement and Plan of Merger, by and between Solis Tek Inc. and Generation Alpha, Inc., effective September 25, 2018. Incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018.

10.1	Secured Convertible Debenture issued by the Company to YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.2 thereto.

10.2	Security Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.3 thereto.

10.3	Common Stock Purchase Warrant issued by the Company to FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.5 thereto.

10.4	Common Stock Purchase Warrant issued by the Company to FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.8 thereto.

10.5	Option Agreement between the Company and MSCP, LLC, dated April 19, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.19. thereto.

10.6	Acquisition Agreement between the Company and LK Ventures, LLC, Future Farm Technologies, Inc., MDM Cultivation, LLC (as the Members of YLK Partners NV, LLC). Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.20 thereto.

10.7		Common Stock Purchase Warrant issued by the Company to Future Farm Technologies, Inc. dated May 10, 2018. Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

10.8		Common Stock Purchase Warrant issued by the Company to LK Ventures, LLC, dated May 10, 2018. Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

10.09		Common Stock Purchase Warrant issued by the Company to MDM Cultivation, LLC, dated May 10, 2018. Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

10.10		Securities Purchase Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.11 thereto.

10.11		Secured Promissory Note issued by the Company to YA II PN Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.12 thereto.

10.12		Amended and Restated Global Guaranty Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.13 thereto.

10.13		Registration Rights Agreement between the Company and YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.14 thereto.

10.14		Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.15 thereto.

10.15		Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.16 thereto.

10.16		Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.17 thereto.

10.17		Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.18 thereto.

10.18		Consulting Services Agreement between the Company and MD Global Partners, LLC, dated May 18, 2018. Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

10.19		Standby Equity Distribution Agreement, dated April 16, 2018, by and between the Company and YA II PN, Ltd. Incorporated by reference to Exhibit 10.27 of the Company’s amended Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 19, 2018.

10.20		Common Stock Purchase Warrant issued by the Company to YA Global II SPV, LLC, dated April 16, 2018. Incorporated by reference to Exhibit 10.29 of the Company’s amended Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 19, 2018.

10.21	*	Employment Agreement, dated August 22, 2018, by and between Solis Tek Inc. and Alan Lien. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2018.

10.22	*	Employment Agreement, dated August 22, 2018, by and between Solis Tek Inc. and Tiffany Davis. Incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2018.

10.23	*	Amendment to Employment Agreement, dated August 27, 2018, by and between Solis Tek Inc. and Tiffany Davis. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018.

10.24	Consulting Agreement, dated February 5, 2019, by and between Generation Alpha, Inc. and David Lenigas. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2019.

10.25	Amendment Agreement, dated February 25, 2019, by and between Generation Alpha, Inc. and YA II PN, Ltd. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2019.

10.26	Form of Real Estate Sale Purchase Agreement, dated March 21, 2019, by and between Generation Alpha, Inc. and Black Rock Venture LLC. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019.

10.27	Form of Loan Agreement, dated April 2, 2019, by and among Extracting Point, LLC, Generation Alpha, Inc. and Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.28	Form of Note, dated April 2, 2019, issued by Extracting Point, LLC in favor of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.29	Form of Guaranty, dated April 2, 2019, issued by Generation Alpha, Inc. for the benefit of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.03 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.30	Form of Deed of Trust and Assignment of Rents, dated April 2, 2019, by and between Extracting Point, LLC and Thomas Title & Escrow, for the benefit of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.04 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.31	Form of Warrant, dated April 2, 2019, issued by Generation Alpha, Inc. to Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.05 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.32	Form of Deed in Lieu of Foreclosure Release and Settlement Agreement, dated May 24, 2019, by and among Extracting Point, LLC, Generation Alpha, Inc. and Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2019.

10.33	Form of Deed in Lieu of Foreclosure, dated May 24, 2019, issued by Extracting Point, LLC in favor of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2019.

10.34	Securities Purchase Agreement dated October 31, 2019. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.35	Secured Convertible Debenture dated October 31, 2019. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.36	Global Security Agreement dated October 31, 2019. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.37	Registration Rights Agreement dated October 31, 2019. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.38	Warrant dated October 31, 2019. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.39		Security Agreement dated October 31, 2019. Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.40	*	Executive Employment Agreement dated October 31, 2019 between the Company and Tiffany Davis. Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.41	*	Executive Chairman Agreement dated October 31, 2019 between the Company, SKS and George O’Leary. Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.42		Directors Agreement, dated December 10, 2019 between the Company and Raymond Davison.

10.43		Securities Purchase Agreement dated February 13, 2020. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020.

10.44		Secured Convertible Debenture dated February 13, 2020. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020.

10.45		Registration Rights Agreement dated February 13, 2020. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020.

10.46		Warrant dated February 13, 2020. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020.

21.1		List of Subsidiaries. Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019.

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Generation Alpha, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: April 13, 2020	By:	/s/ TIFFANY DAVIS
Tiffany Davis
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tiffany Davis his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ TIFFANY DAVIS	Chief Executive Officer, President, Chief Financial	April 13, 2020
Tiffany Davis	Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ GEORGE O’LEARY	Director	April 13, 2020
George O’Leary

/s/ RAYMOND DAVISON	Director	April 13, 2020
Raymond Davison

