Form 10-Q
period 2020-03-31
Generation Alpha, Inc.
filed 2020-06-23
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-53635

GENERATION ALPHA, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-8609439
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1689-A Arrow Route

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

The number of shares of registrant’s common stock outstanding as of May 31, 2020 was 51,274,297.

EXPLANATORY NOTE

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”), on May 8, 2020, we delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, due to the impact of the coronavirus COVID-19 (“COVID-19”) pandemic that made it more difficult, and therefore it has taken us more time, to finish our analysis and compile certain information necessary to make key assessments and estimates.

GENERATION ALPHA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GENERATION ALPHA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$193,000	$104,000
Accounts receivable, net of allowance for doubtful accounts and returns of $47,000 and $112,000, respectively	81,000	-
Inventories, net	303,000	390,000
Prepaid expenses and other current assets	9,000	24,000
Total Current Assets	586,000	518,000

Property and equipment, net	20,000	22,000
Right of use asset, net	428,000	427,000
Other assets	11,000	10,000
Total Assets	$1,045,000	$977,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,766,000	$1,584,000
Legal settlements payable – past due	2,670,000	2,528,000
Leases payable, current portion	191,000	133,000
Contract obligations – past due	803,000	799,000
Notes payable to related parties – past due	790,000	790,000
Convertible notes payable to related party, net of discount of $182,000 and $178,000, respectively	1,743,000	1,597,000
Accrued interest to related parties	366,000	351,000
Loans payable	41,000	64,000
Total Current Liabilities	8,370,000	7,846,000

Leases payable, net of current portion	450,000	423,000
Derivative liabilities	2,414,000	1,332,000
Total Liabilities	11,234,000	9,601,000

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,274,297 and 46,820,564 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	51,000	47,000
Additional paid-in capital	31,808,000	31,739,000
Accumulated deficit	(42,048,000)	(40,410,000)
Total Shareholders’ Deficit	(10,189,000)	(8,624,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,045,000	$977,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2020	2019

Sales	$307,000	$737,000
Cost of goods sold	195,000	575,000
Gross profit	112,000	162,000

Operating expenses
Selling, general and administrative expenses	361,000	1,396,000
Research and development	25,000	9,000
Impairment of right of use asset	82,000	-
Loss on abandonment of leasehold improvements	-	177,000
Amortization of license agreement	-	81,000
Total operating expenses	468,000	1,663,000

Loss from operations	(356,000)	(1,501,000)

Other expenses
Financing costs (1)	(15,000)	(129,000)
Change in fair value of derivative liability	(942,000)	(98,000)
Interest expense (2)	(325,000)	(294,000)
Total other expenses	(1,282,000)	(521,000)

Net loss	$(1,638,000)	$(2,022,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	48,715,236	46,075,097

(1) Included in financing costs are these amounts from a related party	$15,000	$129,000
(2) Included in interest expense are these amounts from related parties	$207,000	$294,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended March 31, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	46,820,564	$47,000	$31,739,000	$(40,410,000)	$(8,624,000)

Common shares issued on conversion of accrued interest on note payable	2,287,066	2,000	27,000		29,000

Fair value of common stock issued to directors	2,166,667	2,000	21,000		23,000

Fair value of vested stock options			21,000		21,000

Net loss				(1,638,000)	(1,638,000)

Balance, March 31, 2020 (Unaudited)	51,274,297	$51,000	$31,808,000	$(42,048,000)	$(10,189,000)

Three months ended March 31, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	45,794,564	$46,000	$29,042,000	$(32,516,000)	$(3,428,000)

Fair value of common stock issued for services	452,000	-	187,000		187,000

Fair value of common stock issued to directors	100,000	-	63,000		63,000

Fair value of vested stock options			11,000		11,000

Net loss				(2,022,000)	(2,022,000)

Balance, March 31, 2019 (Unaudited)	46,346,564	$46,000	$29,303,000	$(34,538,000)	$(5,189,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATIONAL ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Month Ended March 31,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(1,638,000)	$(2,022,000)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	(65,000)	(35,000)
Provision for inventory reserves	10,000	(74,000)
Depreciation	2,000	10,000
Amortization of right of use asset	6,000	28,000
Impairment of right of use asset	82,000	-
Amortization of intangible assets	-	81,000
Imputed interest contract obligation	4,000	4,000
Amortization on convertible notes payable	146,000	247,000
Loss on abandonment of leasehold improvements	-	177,000
Fair value of vested stock options	21,000	11,000
Fair value of common stock issued for services	-	187,000
Fair value of common stock issued to directors	23,000	63,000
Financing costs	15,000	129,000
Change in the fair value of derivative liability	942,000	98,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(16,000)	(87,000)
Legal settlements payable	142,000
Inventories	77,000	216,000
Prepaid expenses and other	15,000	(178,000)
Other assets	(1,000)	49,000
(Decrease) Increase in:
Accounts payable and accrued expenses	182,000	673,000
Lease payable	(4,000)	(1,000)
Accrued interest to related parties	44,000	3,000
Net cash used in operating activities	(13,000)	(421,000)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(176,000)
Net cash used in investing activities	-	(176,000)

Cash Flows from Financing Activities
Proceeds from convertible notes payable related party, net of fees	125,000	-
Payments on loans payable	(23,000)	(1,000)
Net cash (used in) provided by financing activities	102,000	(1,000)

Net increase (decrease) in cash	89,000	(598,000)
Cash beginning of period	104,000	887,000
Cash end of period	$193,000	$289,000

Interest paid	$13,000	$10,000
Taxes paid	$-	$-

Non-Cash Financing Activities
Recording of right to use asset and lease liability	$89,000	$659,000
Conversion of accrued interest to related parties for common stock	$29,000	$-
Derivative liability recorded as a valuation discount	$140,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2020, the Company incurred a net loss of $1,638,000 and used cash in operations of $13,000, and had a shareholders’ deficit of $10,189,000 at March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2020, the Company had cash on hand in the amount of $193,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s stockholders, in case of equity financing.

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

For the three months ended March 31, 2020, options to acquire 4,433,300 shares of common stock, warrants to acquire 21,283,140 shares of common stock, and 267,089,041 shares to be issued upon conversion of our convertible notes have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive. For the three months ended March 31, 2019, options to acquire 8,369,391 shares of common stock, warrants to acquire 12,783,140 shares of common stock, and 3,000,000 shares to be issued upon conversion of our convertible notes have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in valuing our allowances for doubtful accounts, reserves for inventory obsolescence, valuing derivative liabilities, valuing equity instruments issued for services, and valuation allowance for deferred tax assets, among others. Actual results could differ from these estimates.

Segment Reporting

The Company operates in one segment for the manufacture and distribution of its products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

Under this guidance, revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and cost of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of March 31, 2020 and December 31, 2019, the Company recorded reserves for returned product in the amounts of $11,000 and $60,000, respectively, which reduced the accounts receivable balances as of those periods.

In the following table, revenue is disaggregated by major product line for three months ended March 31, 2020:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$127,000	$175,000	$302,000
Direct to consumer/online	5,000	-	5,000
Total	$132,000	$175,000	$307,000

In the following table, revenue is disaggregated by major product line for the three months ended March 31, 2019:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$590,000	$124,000	$714,000
Direct to consumer/online	23,000	-	23,000
Total	$613,000	$124,000	$737,000

Concentration Risks

The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits. Periodically, the Company had cash deposits that exceeded the federally insured limit of $250,000. The Company believes that no significant concentration of credit risk exists with respect to these cash balances because of its assessment of the creditworthiness and financial viability of the financial institution.

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the three months ended March 31, 2020 and 2019, its ballasts, lamps and reflectors, which comprised the clear majority of the Company’s purchases during those periods, were each only purchased from one and three separate vendors, respectively.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. One customer accounted for 30% of the Company’s revenue for the three months ended March 31, 2020, and one customer accounted for 13% of the Company’s revenue for the three months ended March 31, 2019. There were no other customers that accounted for more than 10% of the Company’s revenue. Shipments to customers outside the United States comprised less than 5% of our sales for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, two customers accounted for 34% and 13% of the Company’s trade accounts receivable balance, and as of December 31, 2019, two customers accounted for 24% and 10% of the Company’s trade accounts receivable balance.

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

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, accounts payable and accrued liabilities, and legal settlements payable, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The fair value of the derivative liabilities of $2,414,000 and $1,332,000 at March 31, 2020 and December 31, 2019, respectively, was valued using Level 2 inputs.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – CONTRACT OBLIGATION ACQUIRED FROM RELATED PARTIES

In May 2018, the Company entered into an acquisition agreement with the members, which in the aggregate, owned 100% of the membership interests in YLK, a related party. The major asset of YLK is a Cultivation Management Services Agreement (the “Management Agreement”) with an Arizona licensee that was entered into on January 5, 2018. During the year ended December 31, 2019, the Company determined the acquired assets were fully impaired, and recorded an impairment charge accordingly. The Company has a continuing obligation under the Management Agreement of $799,000 (net of discount of $51,000) as of December 31, 2019. As of March 31, 2020, the remaining Management Agreement obligation was $803,000 (net of discount of $47,000) and is reflected as a current liability in the accompanying condensed consolidated balance sheet. As of March 31, 2020, the Company is past due on its installment payments obligations under the Management Agreement.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES – PAST DUE

Notes payable to related parties consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Notes payable to officers/shareholders – past due (a)	600,000	600,000
Notes payable to related party – past due (b)	150,000	150,000
Notes payable to related parties – past due (c)	40,000	40,000
Total	$790,000	$790,000

a.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each a former officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at March 31, 2020 and December 31, 2019, respectively.

b.	On May 8, 2019, the Company entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum (12% on default), is unsecured and was due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the loan as of March 31, 2020 and December 31, 2019.

c.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the loans as of March 31, 2020 and December 31, 2019.

At December 31, 2019, accrued interest on the notes payable to related parties balance was $149,000 and included in accrued interest to related parties on the condensed consolidated balance sheet. During the three months ended March 31, 2020, the Company added $18,000 of additional accrued interest, and made interest payments of $13,000, leaving an accrued interest on the notes payable to related parties balance of $154,000 at March 31, 2020.

NOTE 5 – LEASE PAYABLE

The Company leases its executive offices and warehouse space. The Company analyzes all leases at inception to determine if a right-of-use (“ROU”) asset and lease liability should be recognized. Leases with an initial term of 12 months or less are not included on the condensed consolidated balance sheets. The lease liability is measured at the present value of future lease payments as of the lease commencement date.

On March 6, 2018, the Company entered into a lease for its principal executive offices and warehouse located in Carson, California. The Company occupies a 17,640 square foot facility pursuant to a five-year lease ending on September 30, 2023, with an unaffiliated party, pursuant to which it pays $15,000 per month in rental charges. As required by ASC 842, the Company recorded a right of use asset and lease liability of $659,000 at January 1, 2019 for the net present value of future lease obligations related to the Carson property. As of December 31, 2019, balance of right of use asset amounted to $527,000 and lease liability amounted to $556,000.

In January 2020, the Company vacated its office and warehouse in Carson and is currently trying to sublease the said property. The Company remains obligated under its Carson, California lease, until such time the landlord releases the Company from the lease agreement. As of the date of this report, the Company has not been released from the lease agreement, and no lease payments were made during the three months ended March 31, 2020. As of December 31, 2019, the Company recorded an impairment charge related to the of right of use asset amounting to $100,000 which reflected management’s best estimate of the cost to sublease the premises. During the period ended March 31, 2020, management revised its estimate and recorded an additional impairment charge to the right of use asset amounting to $82,000, which was charged to operating expenses in the consolidated statements of operations for the period ended March 31, 2020.

On January 1, 2020, the Company relocated its principal executive offices and warehouse to 1689-A Arrow Rt., Upland, California, 91786. The Upland, California lease is for a 2,974 square foot facility pursuant to a four-year lease with an independent party ending on January 31, 2023, pursuant to which it pays $2,800 per month in rental charges. On January 1, 2020, the Company recognized an operating lease right of use asset and lease liability of $89,000, related to the Upland, California operating lease. During the three months ended March 31, 2020, the Company reflected amortization of the right of use assets of $6,000 related to its Upland, California operating lease, and recorded an impairment charge of $82,000 related to the abandoned Carson, California lease, resulting in a right of use asset balance of $428,000 as of March 31, 2020.

As of December 31, 2019, liabilities recorded under operating leases were $556,000. During the three months ended March 31, 2020, the Company added $89,000 in lease liabilities related to its Upland, California operating lease, and made lease payments of $4,000 towards its operating lease liability. As of March 31, 2020, liabilities under operating leases amounted to $641,000, of which $191,000 were reflected as current due.

As of March 31, 2020, the weighted average remaining lease terms for operating lease are 3.19 years, and the weighted average discount rate for operating leases is 10%. Rent expense during the three months ended March 31, 2020 and 2019 was $6,000 and $165,000 respectively.

NOTE 6 – LEGAL SETTLEMENTS PAYABLE – PAST DUE

As of December 31, 2019, the Company was obligated to pay $2,528,000, including accrued interest, related to legal settlements. The legal settlements obligation carries interest at rates ranging from 12% to 18%. During the three months ended March 31, 2020, $7,000 of additional settlement related expenses, and $135,000 of accrued interest were added, leaving a settlements payable balance of $2,670,000 at March 31, 2020, which was past due.

NOTE 7 – LOANS PAYABLE

On May 21, 2019, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, a former officer of the Company. A total of $64,000 was owed on the loan as of December 31, 2019. During the three months ended March 31, 2020, the Company made principal payments of $23,000, leaving a total of $41,000 owed on the loan as of March 31, 2020.

NOTE 8 – CONVERTIBLE SECURED NOTE PAYABLE TO RELATED PARTY

Secured note payable to related party consists of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

YA II PN, Ltd.	$1,900,000	$1,750,000
Less debt discount	(157,000)	(153,000)
Secured note payable, net	$1,743,000	$1,597,000

On May 10, 2018 and October 29, 2019, the Company issued convertible secured debentures (“Notes”) to YA II PN Ltd. (“YA II PN”) in the principal amounts of $1,500,000 and $275,000, respectively, with interest rates of 8% and 10%, respectively, that mature in June 2020 and April 2020, respectively. The Company is in discussion with YA II PN to extend the maturity date of the $275,000 note. The Notes provides a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the issuance, the Company also granted YA II PN 5-year warrants, which were modified, to purchase a total of 13,000,000 shares of the Company at an exercise price of $0.05 per share, with expiration dates ranging from May 2024 to December 2024.

On February 13, 2020, the Company issued a Note to YAII PN in the amount of $150,000. The Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of August 10, 2021. The Company received net proceeds of $125,000, net of closing costs of $25,000. The Note is secured by all the assets of the Company and its subsidiaries. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to 75% of the lowest VWAP of the Company’s common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. As such, the Company determined that the conversion feature created a derivative with a fair value of $140,000 at the date of issuance. The Company also granted YA II PN 5-year warrants to purchase a total of 3,000,000 shares of the Company at an exercise price of $0.05 per common share. The aggregate amount of the closing costs, and the fair value of the derivative liability, was $165,000, of which $150,000 was recorded as a valuation discount on the Note to be amortized over the life of the Note, and $15,000 was recorded as a financing cost during the three months ended March 31, 2020.

The unamortized balance of the valuation discounts was $153,000 at December 31, 2019. During the three months ended March 31, 2020, valuation discounts of $150,000 were added as discussed above, and amortization of valuation discount of $146,000 was recorded as an interest cost, leaving a $157,000 remaining unamortized balance of the valuation discount at March 31, 2020.

At December 31, 2019, accrued interest on the convertible secured notes payable to related parties of $202,000 was included in accrued interest to related parties on the condensed consolidated balance sheet. During the three months ended March 31, 2020, interest of $29,000 was converted into common stock (see Note 10), and the Company added $39,000 of additional accrued interest, leaving an accrued interest to related parties balance of $212,000 at March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, the derivative liabilities were valued using a Black-Scholes Merton pricing model with the following assumptions:

	March 31, 2020	Issued During 2020	December 31, 2019

Exercise Price	$.008	$0.02	$0.05
Stock Price	$0.01	$0.02	$0.01
Risk-free interest rate	.140%	1.46%	1.55 – 1.60%
Expected volatility	232-280%	232%	201-203%
Expected life (in years)	1.0 – 1.5	1.5	0.33-0.50
Expected dividend yield	0%	0%	0%

Fair Value: Conversion Feature	$2,414,000	$140,000	$1,332,000

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

The balance of the derivative liability at December 31, 2019 was $1,332,000. During the three months ended March 31, 2020, the Company recognized derivative liabilities of $140,000 upon issuance of a secured convertible note (see Note 8), and recognized $942,000 as other expense, which represented the change in the fair value of the derivative from the respective prior period.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Shares Issued on Conversion of Convertible Note Payable

During the three months ended March 31, 2020, the Company was notified by YA II PN (see Note 8) in writing of their election to convert $29,000 of interest accrued into 2,287,066 shares of the Company’s common at $0.0127 per share.

Common Shares Issued to Directors

The Company appointed certain directors and issued shares as part of their director compensation agreements. During the three months ended March 31, 2020, the Company issued an aggregate of 2,166,667 shares of common stock, with a fair value of $23,000 at date of grant, which was recognized as compensation cost.

Summary of Stock Options

A summary of stock options for the three months ended March 31, 2020, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2019	1,948,300	0.35
Options granted	2,500,000	0.01
Options exercised	-	-
Options expired or forfeited	(15,000)	(0.69)
Balance outstanding, March 31, 2020	4,433,300	$0.16
Balance exercisable, March 31, 2020	4,433,300	$0.16

On October 31, 2019, the Board of Directors of the Company reappointed Ms. Tiffany Davis as Chief Executive Officer, Chief Financial Officer and as a director, effective immediately. In connection with the appointment of Ms. Davis, Ms. Davis is entitled to receive stock options of $25,000 of shares per quarter at the then closing market price on the last trading day at the end of each calendar quarter. Accordingly, Ms. Davis was granted 2,500,000 stock options at the closing market price of $0.01 on March 31, 2020. The fair value of the 2,500,000 stock options granted was determined to be $21,000, which was recorded to stock-based compensation expense during the three months ended March 31, 2020. The fair value of options on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price of $0.03, risk-free interest rate of 1.51%, expected volatility of 155%, and an expected life of 3.0 years.

Information relating to outstanding options at March 31, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	2,500,000	5.00	$0.01	2,500,000	$0.01
$0.03	833,300	4.59	$0.03	833,300	$0.03
$0.46	100,000	3.70	$0.46	100,000	$0.46
$0.60	1,000,000	2.86	$0.60	1,000,000	$0.60
	4,433,300	2.98	$0.16	4,433,300	$0.16

As of March 31, 2020, the Company has no outstanding unvested options with future compensation costs. In addition, there will be future compensation related to the options to be awarded to Ms. Davis under her employment agreement discussed above. The weighted-average remaining contractual life of options outstanding and exercisable at March 31, 2020 was 2.98 years. Both the outstanding and exercisable stock options had no intrinsic value at March 31, 2020.

Summary of Warrants

A summary of warrants for the year ended December 31, 2020, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2019	18,283,140	0.06
Warrants granted	3,000,000	0.05
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2020	21,283,140	$0.05
Balance exercisable, March 31, 2020	21,283,140	$0.05

Information relating to outstanding warrants at March 31, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	5,000,000	3.11	$0.01	5,000,000	$0.01
$0.05	16,000,000	4.11	$0.05	16,000,000	$0.05
$1.10	283,140	2.56	$1.10	283,140	$1.10
	21,283,140	4.08	$0.05	21,283,140	$0.05

During the three months ended March 31, 2020, the Company issued five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.05 as part of a secured convertible promissory note (see Note 8).

The weighted-average remaining contractual life of warrants outstanding and exercisable at March 31, 2020 was 4.08 years. Both the outstanding and exercisable warrants had no intrinsic value at March 31, 2020.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Technology License Agreement

The Company entered into a technology license agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,429,000 per calendar year. For the three months ended March 31, 2020 and 2019, $25,000 and $0 was recorded as research and development expense under the agreement on the condensed consolidated statements of operations related to the minimum annual fee, respectively. For each of three months ended March 31, 2020 and 2019, no royalty was recorded as cost of goods sold on the Condensed Consolidated Statements of Operations. A total of $216,000 and $191,000 was owed under the amended agreement at March 31, 2020 and December 31, 2019, respectively.

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

COVID-19

The outbreak of communicable diseases, such as a new virus known as the Coronavirus (COVID-19), could result in a widespread health crisis that could adversely affect general commercial activity and our business. An outbreak of communicable diseases in the region that the Company operates or regions from which its customers travel from or through, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, including restricting air travel and other means of transportation, imposing quarantines and curfews and requiring the closure of the Company’s offices or other businesses, including office buildings, theatres, retail stores and other commercial venues, could adversely affect the Company’s business, financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

On May 8, 2020, the Company obtained a Paycheck Protection Program loan in the amount of $205,000 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note executed by the Company in connection with the loan. As required, the Company intends to use the Paycheck Protection Program loan proceeds for payroll, healthcare benefits, rents, and utilities. The Company will apply for forgiveness for the portion of the loan proceeds used during the next two months, as permitted under the CARES Act and the terms of the loan. Any remaining loan proceeds will continue to be used as required, for payroll, healthcare benefits, rents, and utilities to support the Company’s operations.

On June 7, 2020, the Company obtained an Economic Injury Disaster Loan from the United States Small Business Administration in the amount of $150,000. Interest on the loan is at the rate of 3.75% per year, and all loan payments are deferred for twelve months, at which time the balance is payable in monthly installments of $731 over a 30 year term. The loan is secured by all of the Company’s assets.

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

Known Trends and Uncertainties

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The responses by federal, state and local governments to restrict public gatherings and travel rapidly grew to include stay-at-home orders, school closures and mandatory restrictions on non-essential businesses and services that has adversely affected workforces, economies, and financial markets resulting in a significant economic downturn. In particular, on March 19, 2020, California Governor Gavin Newsom issued an executive order requiring all California residents to stay home, making it the first state to impose that strict mandate on all residents to counteract a looming surge of new infections. The Company’s executive offices are located in Upland, California. While we currently believe we are an “essential” business, we have been following the recommendations of local health authorities to minimize exposure risk for our employees, including temporary closures of our offices and having employees work remotely to the extent possible. The order, which has subsequently been modified to provide for a gradual re-opening of businesses and travel, is to remain in place until further notice. While California is currently in early stage 2 (out of 4 stages) of re-opening, there is no known timeframe as to when California may move to stage 3, and there remains a risk that California may regress.

While this disruption is currently expected to be temporary, there is considerable uncertainty around the duration. We are actively monitoring the COVID-19 situation and its impact in the markets we serve. We are taking all precautionary measures as directed by health authorities and local and national governments. Due to continuing uncertainties regarding the ultimate scope and trajectory of COVID-19’s spread and evolution, it is impossible to predict the total impact that the pandemic will have on our business. If public and private entities continue to implement restrictive measures, the material adverse effect on our business, results of operations, financial condition and cash flows could persist.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. On May 8, 2020, we obtained a Paycheck Protection Program loan in the amount of $205,000 pursuant to the CARES Act (the “PPP Loan”). Interest on the PPP Loan is at the rate of 1% per year, and all PPP Loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note we executed in connection with the PPP Loan. As required, we intend to use the PPP Loan proceeds for payroll, healthcare benefits, rents, and utilities. We will apply for forgiveness for the portion of the PPP Loan proceeds used during the next two months, as permitted under the CARES Act and the terms of the PPP Loan. Any remaining loan proceeds will continue to be used as required, for payroll, healthcare benefits, rents, and utilities to support our operations.

We continue to review and consider any available potential benefit under the CARES Act for which we qualify. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. If the U.S. government or any other governmental authority agrees to provide such aid under the CARES Act or any other crisis relief assistance it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full.

Results of Operations

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2020 and 2019 was $307,000 and $737,000, respectively, a decrease of $430,000, or 58%. The decrease was due to two significant factors during three months ended March 31, 2020, as compared to the prior year period. Those factors were: 1) a failed expansion of operations into cannabis cultivation and processing management services, which diverted resources and management attention; and 2) stagnation of the cannabis industry in terms of new markets and granting of new cultivation licenses, which resulted in few new companies obtaining licenses to legally grow cannabis, which ultimately resulted in a lack of orders for our lights.

Cost of sales for the three months ended March 31, 2020 and 2019, was $195,000 and $575,000, respectively. Gross profit for the three months ended March 31, 2020 and 2019, was $112,000 and $162,000, respectively. As a percentage of revenue, gross profit for the three months ended March 31, 2020 was 36%, compared to 22% for the three months ended March 31, 2019. The increase in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2020 and 2019 were $361,000 and $1,396,000, respectively, a decrease of $1,035,000, or 74%. Our SG&A expenses decreased primarily due to reductions in the number of employees, benefits, and professional fees.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended March 31, 2020 and 2019 was $25,000 and $9,000, respectively, an increase of $16,000, or 177%. The increase in R&D expenses was related to a royalty fee as part of a technology license agreement, which was not recorded in the prior year period.

Impairment of Right of Use Asset

Impairment of right of use asset for the three months ended March 31, 2020 was $82,000. In March 2020, we determined that our right of use asset was impaired and recorded an impairment charge accordingly. (See Note 3 to the accompanying condensed consolidated financial statements). No similar activity occurred during the prior year period.

Loss on Abandonment of Leasehold Improvements

Loss on abandonment of leasehold improvement for the three months ended March 31, 2019 was $177,000. In February 2019, we terminated our Arizona facility lease, thereby abandoning $177,000 of leasehold improvements during the three months ended March 31, 2019. No similar activity occurred during the current year period.

Other Income and Expenses

Other expense for the three months ended March 31, 2020 and 2019 was $1,282,000 and $521,000, respectively. The increase was due to the difference in the change in fair value of derivative liability of $844,000, decreased financing costs of $114,000, and increased interest expense of $31,000 due to our increased debt levels.

Net Loss

Our net loss for the three months ended March 31, 2020 and 2019 was $1,638,000 and $2,022,000, respectively. The decrease in net loss was due to the decrease in SG&A expenses, offset by the increase in other expenses.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the three months ended March 31, 2020 and 2019, we used cash in operating activities of $13,000 and $421,000, respectively. During the three months ended March 31, 2020, cash was primarily used to fund our operating loss of $1,638,000, partially offset by non-cash related items such as the impairment of right of use asset, financing costs, and the change in the fair value of derivative liabilities. Non-cash items during the three months ended March 31, 2020 in aggregate were $1,192,000. The remaining change was due to a $142,000 increase in legal settlements payable, a $182,000 increase in accounts payable and accrued expenses, and a $141,000 change in our remaining working capital accounts.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2020 and 2019, we used $0 and $176,000, respectively, in cash from investing activities to purchase property and equipment.

Cash Flows Provided by (Used in) Financing Activities

During the three months ended March 31, 2020, we generated cash from financing activities of $102,000, compared to cash used in financing activities of $1,000 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received proceeds of $125,000, net of fees of $25,000, from a secured convertible note payable, offset by $23,000 of payments on our notes payable to related parties. During the three months ended March 31, 2019, we made payments on a loan totaling $1,000.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2020, we incurred a net loss of $1,638,000 and used cash in operations of $13,000, and had a shareholders’ deficit of $10,189,000 at March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At March 31, 2020, we had cash on hand in the amount of $193,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2020. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

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

Notes Payable to Related Parties

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, former officers and directors, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at March 31, 2020 and December 31, 2019.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the note at March 31, 2020 and December 31, 2019.

We entered into note agreements with the parents of Alan Lien, a former officer and director. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the loans at each of March 31, 2020 and December 31, 2019.

Secured Convertible Notes Payable

On May 10, 2018, we issued a secured debenture (the “2018 Note”) to YA II PN in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on June 30, 2020, and provide a conversion right, in which the principal amount of the 2018 Note, together with any accrued but unpaid interest, could be converted into our common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of our common stock during the 10 trading days immediately preceding the conversion date. A total of $1,698,000, including accrued interest, was due on the 2018 Note as of March 31, 2020.

On October 29, 2019, we issued a convertible secured debenture (the “2019 Note”) to YA II PN in the principal amount of $275,000 with interest at 10% per annum (15% on default) and due on April 29, 2020. The 2019 Note provides a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into our common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of our common stock during the 10 trading days immediately preceding the conversion date. A total of $287,000, including accrued interest, was due on the 2019 Note as of March 31, 2020.

On February 13, 2020, we issued a secured convertible debenture (the “2020 Note”) in the principal amount of $150,000 with interest at 10% per annum (15% on default) and due on August 10, 2021. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into our common stock at a conversion price equal to 75% of the lowest VWAP of our common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. A total of $152,000, including accrued interest, was due on the 2020 Note as of March 31, 2020.

Term Loans

On May 21, 2019, we entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, one of our former officers. We have made principal payment of $111,675, leaving a total of $38,325 due on the term loan as of May 31, 2020.

On May 8, 2020, we obtained a Paycheck Protection Program loan in the amount of $205,000 pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Interest on the loan is at the rate of 1% per year, and all loan payments are deferred for six months, at which time the balance is payable in 18 monthly installments if not forgiven in accordance with the CARES Act and the terms of the promissory note we executed in connection with the loan.

On June 7, 2020, we obtained an Economic Injury Disaster Loan from the United States Small Business Administration in the amount of $150,000. Interest on the loan is at the rate of 3.75% per year, and all loan payments are deferred for twelve months, at which time the balance is payable in monthly installments of $731 over a 30 year term. The loan is secured by all of our assets.

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

Based on management’s evaluation, we concluded that, as of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of March 31, 2020:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the quarter ended March 31, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, which are incorporated by reference herein.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: June 23, 2020	By:	/s/ Tiffany Davis
Tiffany Davis
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

