Form 10-Q
period 2020-06-30
Generation Alpha, Inc.
filed 2020-08-14
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2020

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

The number of shares of registrant’s common stock outstanding as of August 13, 2020 was 52,738,920.

GENERATION ALPHA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GENERATION ALPHA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$447,000	$104,000
Accounts receivable, net of allowance for doubtful accounts and returns of $16,000 and $112,000, respectively	47,000	-
Inventories, net	214,000	390,000
Prepaid expenses and other current assets	32,000	24,000
Total Current Assets	740,000	518,000

Property and equipment, net	18,000	22,000
Right of use asset, net	422,000	427,000
Other assets	11,000	10,000
Total Assets	$1,191,000	$977,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,666,000	$1,562,000
Legal obligations payable – past due	3,229,000	2,550,000
Leases payable, current portion	225,000	133,000
Contract obligations acquired from related parties – past due	807,000	799,000
Notes payable to related parties – past due	790,000	790,000
Convertible notes payable to related party, net of discount of $112,000 and $178,000, respectively	1,813,000	1,597,000
Accrued interest to related parties	416,000	351,000
Loans payable	38,000	64,000
Total Current Liabilities	8,984,000	7,846,000

Leases payable, net of current portion	410,000	423,000
Loans payable, net of current portion	355,000	-
Derivative liabilities	2,997,000	1,332,000
Total Liabilities	12,746,000	9,601,000

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 51,738,920 and 46,820,564 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	52,000	47,000
Additional paid-in capital	31,861,000	31,739,000
Accumulated deficit	(43,468,000)	(40,410,000)
Total Shareholders’ Deficit	(11,555,000)	(8,624,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,191,000	$977,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Sales	$276,000	$683,000	$583,000	$1,420,000
Cost of goods sold	134,000	190,000	329,000	765,000
Gross profit	142,000	493,000	254,000	655,000

Operating expenses
Selling, general and administrative expenses	260,000	873,000	621,000	2,268,000
Research and development	25,000	145,000	50,000	154,000
Legal judgment	448,000	-	448,000	-
Impairment of right of use asset	-	-	82,000	-
Loss on abandonment of leasehold improvements	-	41,000	-	218,000
Impairment of intangible assets acquired from related party	-	1,139,000	-	1,139,000
Amortization of license agreement	-	81,000	-	163,000
Total operating expenses	733,000	2,279,000	1,201,000	3,942,000

Loss from operations	(591,000)	(1,786,000)	(947,000)	(3,287,000)

Other income (expenses)
Financing costs (1)	-	-	(15,000)	(129,000)
Change in fair value of derivative liability	(583,000)	1,627,000	(1,525,000)	1,529,000
Interest expense (2)	(246,000)	(55,000)	(571,000)	(349,000)
Total other income (expenses)	(829,000)	1,572,000	(2,111,000)	1,051,000

Net loss	$(1,420,000)	$(214,000)	$(3,058,000)	$(2,236,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.00)	$(0.06)	$(0.05)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	51,162,447	46,320,564	50,216,412	46,198,509

(1) Included in financing costs are these amounts from a related party	$-	$-	$15,000	$129,000
(2) Included in interest expense are these amounts from related parties	$128,000	$45,000	$330,000	$335,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended June 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2020 (Unaudited)	51,274,297	$51,000	$31,808,000	$(42,048,000)	$(10,189,000)

Fair value of common stock issued to directors	464,623	1,000	28,000		29,000

Fair value of vested stock options			25,000		25,000

Net loss				(1,420,000)	(1,420,000)

Balance, June 30, 2020 (Unaudited)	51,738,920	$52,000	$31,861,000	$(43,468,000)	$(11,555,000)

Six months ended June 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	46,820,564	$47,000	$31,739,000	$(40,410,000)	$(8,624,000)

Common shares issued on conversion of accrued interest on note payable	2,287,066	2,000	27,000		29,000

Fair value of common stock issued to directors	2,631,290	3,000	49,000		52,000

Fair value of vested stock options			46,000		46,000

Net loss				(3,058,000)	(3,058,000)

Balance, June 30, 2020 (Unaudited)	51,738,920	$52,000	$31,861,000	$(43,468,000)	$(11,555,000)

Three months ended June 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2019 (Unaudited)	46,346,564	$46,000	$29,303,000	$(34,538,000)	$(5,189,000)

Fair value of common stock issued for services	(26,000)	-	(9,000)		(9,000)

Fair value of vested stock options			7,000		7,000

Net loss				(214,000)	(214,000)

Balance, June 30, 2019 (Unaudited)	46,320,564	$46,000	$29,301,000	$(34,752,000)	$(5,405,000)

Six months ended June 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	45,794,564	$46,000	$29,042,000	$(32,516,000)	$(3,428,000)

Fair value of common stock issued for services	426,000	-	178,000		178,000

Fair value of common stock issued to directors	100,000	-	63,000		63,000

Fair value of vested stock options			18,000		18,000

Net loss				(2,236,000)	(2,236,000)

Balance, June 30, 2019 (Unaudited)	46,320,564	$46,000	$29,301,000	$(34,752,000)	$(5,405,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATIONAL ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Month Ended June 30,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(3,058,000)	$(2,236,000)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	(96,000)	(48,000)
Provision for inventory reserves	(4,000)	(491,000)
Depreciation and amortization	4,000	182,000
Amortization of right of use asset	12,000	57,000
Impairment of right of use asset	82,000	-
Imputed interest contract obligation	8,000	9,000
Amortization on convertible notes payable	216,000	247,000
Loss on abandonment of leasehold improvements	-	218,000
Impairment of intangible asset	-	1,139,000
Fair value of vested stock options	46,000	18,000
Fair value of common stock issued for services	-	178,000
Fair value of common stock issued to directors	52,000	63,000
Financing costs	15,000	129,000
Change in the fair value of derivative liability	1,525,000	(1,529,000)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	49,000	(91,000)
Legal settlements payable	679,000	-
Inventories	180,000	532,000
Prepaid expenses and other	(8,000)	114,000
Other assets	(1,000)	49,000
(Decrease) Increase in:
Accounts payable and accrued expenses	104,000	765,000
Lease payable	(10,000)	(31,000)
Accrued interest to related parties	94,000	9,000
Net cash used in operating activities	(111,000)	(717,000)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(218,000)
Net cash used in investing activities	-	(218,000)

Cash Flows from Financing Activities
Proceeds from convertible notes payable related party, net of fees	125,000	-
Proceeds from loans payable	355,000	150,000
Proceeds from note payable related party	-	150,000
Payments on loans payable	(26,000)	(12,000)
Net cash provided by financing activities	454,000	288,000

Net increase (decrease) in cash	343,000	(647,000)
Cash beginning of period	104,000	887,000
Cash end of period	$447,000	$240,000

Interest paid	$42,000	$19,000
Taxes paid	$-	$-

Non-Cash Financing Activities
Recording of right to use asset and lease liability	$89,000	$659,000
Conversion of accrued interest to related parties for common stock	$29,000	$-
Derivative liability recorded as a valuation discount	$140,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

COVID-19 Considerations

In the quarter ended June 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. For the three months ended June 30, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through June 30, 2020, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Through June 30, 2020, the Company continues to generate cash flows to meet its short-term liquidity needs, and it expects to maintain access to the capital markets. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2020, the Company incurred a net loss of $3,058,000 and used cash in operations of $111,000, and had a shareholders’ deficit of $11,555,000 at June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2020, the Company had cash on hand in the amount of $447,000. Management estimates that the current funds on hand will be sufficient to continue operations through March 2021. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s shareholders, in case of equity financing.

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

For the six months ended June 30, 2020, options to acquire 5,995,800 shares of common stock, warrants to acquire 21,283,140 shares of common stock, and 187,773,607 shares to be issued upon conversion of our convertible notes have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive. For the six months ended June 30, 2019, options to acquire 8,314,391 shares of common stock, warrants to acquire 12,783,140 shares of common stock, and 3,000,000 shares to be issued upon conversion of our convertible note have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of June 30, 2020 and December 31, 2019, the Company recorded reserves for returned product in the amounts of less than $1,000 and $60,000, respectively, which reduced the accounts receivable balances as of those periods.

In the following table, revenue is disaggregated by major product line for three months ended June 30, 2020:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$57,000	$213,000	$270,000
Direct to consumer/online	6,000	-	6,000
Total	$63,000	$213,000	$276,000

In the following table, revenue is disaggregated by major product line for the three months ended June 30, 2019:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$528,000	$155,000	$683,000
Direct to consumer/online	-	-	-
Total	$528,000	$155,000	$683,000

In the following table, revenue is disaggregated by major product line for six months ended June 30, 2020:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$184,000	$388,000	$572,000
Direct to consumer/online	11,000	-	11,000
Total	$195,000	$388,000	$583,000

In the following table, revenue is disaggregated by major product line for the six months ended June 30, 2019:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$1,118,000	$279,000	$1,397,000
Direct to consumer/online	23,000	-	23,000
Total	$1,141,000	$279,000	$1,420,000

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the six months ended June 30, 2020 and 2019, its ballasts, lamps and reflectors, which comprised the clear majority of the Company’s purchases during those periods, were each only purchased from one and three separate vendors, respectively.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. One customer accounted for 16% of the Company’s revenue for the three months ended June 30, 2020, and no customer accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2019. Five customers accounted for 24%, 15%, 11%, 11%, and 11% of the Company’s revenue for the six months ended June 30, 2020, and no customer accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2019. There were no other customers that accounted for more than 10% of the Company’s revenue. Shipments to customers outside the United States comprised less than 5% of our sales for the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, four customers accounted for 29%, 21%, 20% and 13% of the Company’s trade accounts receivable balance, and as of December 31, 2019, two customers accounted for 24% and 10% of the Company’s trade accounts receivable balance.

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

The fair value of the derivative liabilities of $2,997,000 and $1,332,000 at June 30, 2020 and December 31, 2019, respectively, was valued using Level 2 inputs.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – CONTRACT OBLIGATION ACQUIRED FROM RELATED PARTIES

In May 2018, the Company entered into an acquisition agreement with the members, which in the aggregate, owned 100% of the membership interests in YLK, a related party. The major asset of YLK is a Cultivation Management Services Agreement (the “Management Agreement”) with an Arizona licensee that was entered into on January 5, 2018. During the year ended December 31, 2019, the Company determined the acquired assets were fully impaired, and recorded an impairment charge accordingly. The Company has a continuing obligation under the Management Agreement of $799,000 (net of discount of $51,000) as of December 31, 2019. As of June 30, 2020, the remaining Management Agreement obligation was $807,000 (net of discount of $43,000) and is reflected as a current liability in the accompanying condensed consolidated balance sheet. As of June 30, 2020, the Company is past due on its installment payments obligations under the Management Agreement.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES – PAST DUE

Notes payable to related parties consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Notes payable to officers/shareholders – past due (a)	$600,000	$600,000
Notes payable to related party – past due (b)	150,000	150,000
Notes payable to related parties – past due (c)	40,000	40,000
Total	$790,000	$790,000

a.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each a former officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes as of June 30, 2020 and December 31, 2019.

b.	On May 8, 2019, the Company entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum (12% on default), is unsecured and was due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the loan as of June 30, 2020 and December 31, 2019.

c.	The Company entered into note agreements with the parents of Alan Lien, a former officer and director. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the loans as of June 30, 2020 and December 31, 2019.

At December 31, 2019, accrued interest on the notes payable to related parties balance was $149,000 and included in accrued interest to related parties on the condensed consolidated balance sheet. During the six months ended June 30, 2020, the Company added $35,000 of additional accrued interest, and made interest payments of $20,000, leaving an accrued interest on the notes payable to related parties balance of $164,000 at June 30, 2020.

NOTE 5 – LEASE PAYABLE

The Company leases its executive offices and warehouse space. The Company analyzes all leases at inception to determine if a right of use (“ROU”) asset and lease liability should be recognized. Leases with an initial term of 12 months or less are not included on the condensed consolidated balance sheets. The lease liability is measured at the present value of future lease payments as of the lease commencement date.

On March 6, 2018, the Company entered into a lease for its principal executive offices and warehouse located in Carson, California. The Company occupies a 17,640 square foot facility pursuant to a five-year lease ending on September 30, 2023, with an unaffiliated party, pursuant to which it pays $15,000 per month in rental charges. As required by ASC 842, the Company recorded an ROU asset and lease liability of $659,000 at January 1, 2019 for the net present value of future lease obligations related to the Carson property. As of December 31, 2019, balance of ROU asset amounted to $527,000 and lease liability amounted to $556,000.

In January 2020, the Company vacated its office and warehouse in Carson and is currently trying to sublease the said property. The Company remains obligated under its Carson, California lease, until such time the landlord releases the Company from the lease agreement. As of December 31, 2019, the Company recorded an impairment charge related to the ROU asset amounting to $100,000, which reflected management’s best estimate of the cost to sublease the premises. As of the date of this report, the Company has not been released from the lease agreement, and no lease payments were made during the six months ended June 30, 2020. During the six months ended June 30, 2020, management revised its estimate and recorded an additional impairment charge to the ROU asset amounting to $82,000, which was charged to operating expenses in the consolidated statements of operations for the six months ended June 30, 2020.

On January 1, 2020, the Company relocated its principal executive offices and warehouse to 1689-A Arrow Rt., Upland, California, 91786. The Upland, California lease is for a 2,974 square foot facility pursuant to a four-year lease with an independent party ending on January 31, 2023, pursuant to which it pays $2,800 per month in rental charges. On January 1, 2020, the Company recognized an operating lease ROU asset and lease liability of $89,000, related to the Upland, California operating lease. During the six months ended June 30, 2020, the Company reflected amortization of the ROU assets of $12,000 related to its Upland, California operating lease, and recorded an impairment charge of $82,000 related to the abandoned Carson, California lease, resulting in an ROU asset balance of $422,000 as of June 30, 2020.

As of December 31, 2019, liabilities recorded under operating leases were $556,000. During the six months ended June 30, 2020, the Company added $89,000 in lease liabilities related to its Upland, California operating lease, and made lease payments of $10,000 towards its operating lease liability. As of June 30, 2020, liabilities under operating leases amounted to $635,000, of which $225,000 were reflected as current due.

As of June 30, 2020, the weighted average remaining lease terms for operating lease are 2.96 years, and the weighted average discount rate for operating leases is 10%. Rent expense during the three and six months ended June 30, 2020 and 2019 was $6,000 and $18,000, and $63,000 and $279,000, respectively.

NOTE 6 – LEGAL OBLIGATIONS PAYABLE – PAST DUE

As of December 31, 2019, the Company was obligated to pay $2,550,000, including accrued interest, related to legal settlements. The legal settlements obligation carries interest at rates ranging from 12% to 18%.

On September 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against the Company in the San Diego Superior Court of San Diego, California. The Plaintiff claimed damages for breach of an employment contract when the Company terminated the Plaintiff’s employment agreement on February 22, 2018. On June 26, 2020, the Plaintiff was awarded a default judgment against the Company in the amount of $448,000. In addition, during the six months ended June 30, 2020, $7,000 of additional settlement related expenses, and $224,000 of accrued interest were added, leaving a settlements payable balance of $3,229,000 at June 30, 2020, which was past due (see Note 12).

NOTE 7 – LOANS PAYABLE

Notes payable consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Notes payable to Celtic Bank – past due (a)	$38,000	$64,000
SBA Paycheck Protection Program loan (b)	205,000	-
SBA Economic Injury Disaster Loan (c)	150,000	-
Total loans payable	$393,000	$64,000
Loans payable, current portion	(38,000)	(64,000)
Loans payable, net of current portion	355,000	-

a)	On May 21, 2019, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, a former officer of the Company. A total of $64,000 was owed on the loan as of December 31, 2019. During the six months ended June 30, 2020, the Company made principal payments of $26,000, leaving a total of $38,000 owed on the loan as of June 30, 2020. The loan is currently past due.

b)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Wells Fargo Bank in the aggregate amount of $205,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated May 8, 2020, matures on May 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to May 7, 2025, if mutually agreed to by the Company and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of June 30, 2020.

c)	On June 7, 2020, the Company obtained an Economic Injury Disaster Loan from the United States Small Business Administration (SBA) in the amount of $150,000. Interest on the loan is at the rate of 3.75% per year, and all loan payments are deferred for twelve months, at which time the balance is payable in monthly installments of $731 over a 30-year term. The loan is secured by all the Company’s assets.

NOTE 8 – CONVERTIBLE SECURED NOTES PAYABLE TO RELATED PARTY

Secured notes payable to related party consists of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

YA II PN, Ltd.	$1,925,000	$1,775,000
Less debt discount	(112,000)	(178,000)
Secured note payable, net	$1,813,000	$1,597,000

On May 10, 2018 and October 29, 2019, the Company issued convertible secured debentures (“Notes”) to YA II PN Ltd. (“YA II PN”) in the principal amounts of $1,500,000 and $275,000, respectively, with interest rates of 8% and 10%, respectively, that matured in June 2020 and April 2020, respectively. The notes are currently past due. The Company is in discussion with YA II PN to extend the maturity date of the Notes. The Notes provides a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the issuance, the Company also granted YA II PN 5-year warrants, which were modified, to purchase a total of 13,000,000 shares of the Company at an exercise price of $0.05 per share, with expiration dates ranging from May 2024 to December 2024.

On February 13, 2020, the Company issued a Note to YAII PN in the amount of $150,000. The Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of August 10, 2021. The Company received net proceeds of $125,000, net of closing costs of $25,000. The Note is secured by all the assets of the Company and its subsidiaries. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to 75% of the lowest VWAP of the Company’s common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. As such, the Company determined that the conversion feature created a derivative with a fair value of $140,000 at the date of issuance. The Company also granted YA II PN 5-year warrants to purchase a total of 3,000,000 shares of the Company at an exercise price of $0.05 per common share. The aggregate amount of the closing costs, and the fair value of the derivative liability, was $165,000, of which $150,000 was recorded as a valuation discount on the Note to be amortized over the life of the Note, and $15,000 was recorded as a financing cost during the six months ended June 30, 2020.

The unamortized balance of the valuation discounts was $178,000 at December 31, 2019. During the six months ended June 30, 2020, valuation discounts of $150,000 were added as discussed above, and amortization of valuation discount of $216,000 was recorded as an interest cost, leaving a $112,000 remaining unamortized balance of the valuation discount at June 30, 2020.

At December 31, 2019, accrued interest on the convertible secured notes payable to related parties of $202,000 was included in accrued interest to related parties on the condensed consolidated balance sheet. During the six months ended June 30, 2020, interest of $29,000 was converted into common stock (see Note 10), and the Company added $79,000 of additional accrued interest, leaving an accrued interest to related parties balance of $252,000 at June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the derivative liabilities were valued using a Black-Scholes Merton pricing model with the following assumptions:

	June 30, 2020	Issued During 2020	December 31, 2019

Exercise Price	$0.012	$0.02	$0.05
Stock Price	$0.017	$0.02	$0.01
Risk-free interest rate	.160%	1.46%	1.55 – 1.60%
Expected volatility	312-321%	232%	201-203%
Expected life (in years)	1.0 – 1.1	1.5	0.33-0.50
Expected dividend yield	0%	0%	0%

Fair Value: Conversion Feature	$2,997,000	$140,000	$1,332,000

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

The balance of the derivative liability at December 31, 2019 was $1,332,000. During the six months ended June 30, 2020, the Company recognized derivative liabilities of $140,000 upon issuance of a secured convertible note (see Note 8), and recognized $1,525,000 as other expense, which represented the change in the fair value of the derivative from the respective prior period.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Shares Issued on Conversion of Convertible Note Payable

During the six months ended June 30, 2020, the Company was notified by YA II PN (see Note 8) in writing of their election to convert $29,000 of interest accrued into 2,287,066 shares of the Company’s common at $0.0127 per share.

Common Shares Issued to Directors

The Company appointed certain directors and issued shares as part of their director compensation agreements. During the six months ended June 30, 2020, the Company issued an aggregate of 2,631,290 shares of common stock, with a fair value of $52,000 at date of grant, which was recognized as compensation cost.

Summary of Stock Options

A summary of stock options for the six months ended June 30, 2020, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2019	1,948,300	0.35
Options granted	4,062,500	0.01
Options exercised	-	-
Options expired or forfeited	(15,000)	(0.69)
Balance outstanding, June 30, 2020	5,995,800	$0.12
Balance exercisable, June 30, 2020	5,995,800	$0.12

On October 31, 2019, the Board of Directors of the Company reappointed Ms. Tiffany Davis as Chief Executive Officer, Chief Financial Officer and as a director, effective immediately. In connection with the appointment of Ms. Davis, Ms. Davis is entitled to receive stock options of $25,000 of shares per quarter at the then closing market price on the last trading day at the end of each calendar quarter. Accordingly, Ms. Davis was granted 2,500,000 stock options at the closing market price of $0.01 on March 31, 2020, and 1,562,500 stock options at the closing market price of $0.016 on June 30, 2020. The fair value of the 4,062,500 stock options granted was determined to be $46,000, of which $25,000 and $46,000 was recorded to stock-based compensation expense during the three and six months ended June 30, 2020, respectively.

Information relating to outstanding options at June 30, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	2,500,000	4.75	$0.01	2,500,000	$0.01
$0.02	1,562,500	5.00	$0.02	1,562,500	$0.02
$0.03	833,300	4.34	$0.03	833,300	$0.03
$0.46	100,000	3.34	$0.46	100,000	$0.46
$0.60	1,000,000	2.61	$0.60	1,000,000	$0.60
	5,995,800	2.54	$0.12	5,995,800	$0.12

As of June 30, 2020, the Company has no outstanding unvested options with future compensation costs. In addition, there will be future compensation related to the options to be awarded to Ms. Davis under her employment agreement discussed above. The weighted-average remaining contractual life of options outstanding and exercisable at June 30, 2020 was 2.54 years. Both the outstanding and exercisable stock options had an intrinsic value of $15,000 at June 30, 2020.

Summary of Warrants

A summary of warrants for the six months ended June 30, 2020, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2019	18,283,140	0.06
Warrants granted	3,000,000	0.05
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, June 30, 2020	21,283,140	$0.05
Balance exercisable, June 30, 2020	21,283,140	$0.05

Information relating to outstanding warrants at June 30, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	5,000,000	2.86	$0.01	5,000,000	$0.01
$0.05	16,000,000	4.16	$0.05	16,000,000	$0.05
$1.10	283,140	2.31	$1.10	283,140	$1.10
	21,283,140	3.83	$0.05	21,283,140	$0.05

During the six months ended June 30, 2020, the Company issued five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.05 as part of a secured convertible promissory note (see Note 8).

The weighted-average remaining contractual life of warrants outstanding and exercisable at June 30, 2020 was 3.83 years. Both the outstanding and exercisable warrants had an intrinsic value of $30,000 at June 30, 2020.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Technology License Agreement

The Company entered into a technology license agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,429,000 per calendar year. For the three and six months ended June 30, 2020 $25,000 and $50,000, respectively, and for each of the three and six months ended June 30, 2019, $50,000 was recorded as research and development expense under the agreement on the condensed consolidated statements of operations related to the minimum annual fee. For each of six months ended June 30, 2020 and 2019, no royalty was recorded as cost of goods sold on the Condensed Consolidated Statements of Operations. A total of $289,000 and $239,000 was owed under the amended agreement at June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

Litigation

On September 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against the Company in the San Diego Superior Court of San Diego, California. The Plaintiff claimed damages of $335,000 for breach of an employment contract when the Company terminated the Plaintiff’s employment agreement on February 22, 2018. On June 26, 2020, the Plaintiff was awarded a default judgment against the Company in the amount of $448,000 (see Note 6).

NOTE 12 – SUBSEQUENT EVENTS

In July 2020, the Company entered into two settlement agreements related to legal judgements discussed in Note 6. The aggregate of $463,000 of legal settlement were settled for $36,000 in cash, and one million shares of common stock valued at $17,000. In July 2020, the Company recorded a gain on settlement of $410,000 related to these settlements.

In July 2020, the Company entered into a settlement agreement with a vendor for an outstanding accounts payable account. The vendor agreed to settle their accounts payable balance of $61,000 for $9,000. In July 2020, the Company recorded a gain on settlement of $52,000 related to the settlement.

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

On May 7, 2020, we were granted a loan (the “PPP loan”) from Wells Fargo Bank in the aggregate amount of $205,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 8, 2020, matures on May 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to May 7, 2025, if mutually agreed to by us and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. We intend to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. We intend to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. We were in compliance with the terms of the PPP loan as of June 30, 2020.

On June 7, 2020, we obtained an Economic Injury Disaster Loan from the United States Small Business Administration in the amount of $150,000. Interest on the loan is at the rate of 3.75% per year, and all loan payments are deferred for twelve months, at which time the balance is payable in monthly installments of $731 over a 30-year term. The loan is secured by all of our assets.

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

Results of Operations

Results of operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2020 and 2019 was $276,000 and $683,000, respectively, a decrease of $407,000, or 60%. The decrease was due to two significant factors during three months ended June 30, 2020, as compared to the prior year period. Those factors were: 1) a failed expansion of operations into cannabis cultivation and processing management services, which diverted resources and management attention; and 2) stagnation of the cannabis industry in terms of new markets and granting of new cultivation licenses, which resulted in few new companies obtaining licenses to legally grow cannabis, which ultimately resulted in a lack of orders for our lights.

Cost of sales for the three months ended June 30, 2020 and 2019 was $134,000 and $190,000, respectively. Gross profit for the three months ended June 30, 2020 and 2019, was $142,000 and $493,000, respectively. As a percentage of revenue, gross profit for the three months ended June 30, 2020 was 51%, compared to 72% for the three months ended June 30, 2019. The decrease in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2020 and 2019 were $260,000 and $873,000, respectively, a decrease of $613,000, or 70%. Our SG&A expenses decreased primarily due to reductions in the number of employees, benefits, and professional fees.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended June 30, 2020 and 2019 was $25,000 and $145,000, respectively, a decrease of $120,000, or 83%. The decrease in R&D expenses was primarily due to decreased royalty expense.

Legal Judgment

On September 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against us in the San Diego Superior Court of San Diego, California. The Plaintiff claimed damages for breach of an employment contract when we terminated the Plaintiff’s employment agreement on February 22, 2018. On June 26, 2020, the Plaintiff was awarded a default judgment against us in the amount of $448,000.

Loss on Abandonment of Leasehold Improvements

Loss on abandonment of leasehold improvement for the three months ended June 30, 2019 was $41,000. In February 2019, we terminated our Arizona facility lease, thereby abandoning $41,000 of leasehold improvements during the three months ended June 30, 2019. No similar activity occurred during the current year period.

Impairment of Intangible Assets

Impairment of intangible assets for the three months ended June 30, 2019 was $1,139,000. In June 2019, we determined that our intangible assets were impaired and recorded an impairment charge accordingly. No similar activity occurred during the current year period.

Other Income and Expenses

Other expense for the three months ended June 30, 2020 was $829,000, as compared to other income of 1,572,000 for the three months ended June 30, 2019. The decrease was due to the difference in the change in fair value of derivative liability of $2,210,000 and increased interest expense of $191,000 due to our increased debt levels.

Net Loss

Our net loss for the three months ended June 30, 2020 and 2019 was $1,420,000 and $214,000, respectively. The increase in net loss was due primarily to the change in other income and expenses, offset by the decrease in loss from operations.

Results of operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Revenue and Cost of Goods Sold

Revenue for the six months ended June 30, 2020 and 2019 was $583,000 and $1,420,000, respectively, a decrease of $837,000, or 59%. The decrease was due to two significant factors during the six months ended June 30, 2020, as compared to the prior year period. Those factors were: 1) a failed expansion of operations into cannabis cultivation and processing management services, which diverted resources and management attention; and 2) stagnation of the cannabis industry in terms of new markets and granting of new cultivation licenses, which resulted in few new companies obtaining licenses to legally grow cannabis, which ultimately resulted in a lack of orders for our lights.

Cost of sales for the six months ended June 30, 2020 and 2019, was $329,000 and $765,000, respectively. Gross profit for the six months ended June 30, 2020 and 2019, was $254,000 and $655,000, respectively. As a percentage of revenue, gross profit for the six months ended June 30, 2020 was 44%, compared to 46% for the six months ended June 30, 2019. The decrease in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative Expenses

SG&A expenses for the six months ended June 3, 2020 and 2019 were $621,000 and $2,268,000, respectively, a decrease of $1,647,000, or 73%. Our SG&A expenses decreased primarily due to reductions in the number of employees, benefits, and professional fees.

Research and Development Expenses

R&D expenses for the six months ended June 30, 2020 and 2019 were $50,000 and $154,000, respectively, a decrease of $104,000, or 68%. The decrease in R&D expenses was primarily due to decreased royalty expense.

Legal Judgment

On September 25, 2018, the Plaintiff filed a breach of contract case against us in the San Diego Superior Court of San Diego, California. The Plaintiff claimed damages for breach of an employment contract when we terminated the Plaintiff’s employment agreement on February 22, 2018. On June 26, 2020, the Plaintiff was awarded a default judgment against us in the amount of $448,000.

Impairment of Right of Use (ROU”) Asset

Impairment of ROU asset for the six months ended June 30, 2020 was $82,000. In March 2020, we determined that our ROU asset was impaired and recorded an impairment charge accordingly. (See Note 5 to the accompanying condensed consolidated financial statements). No similar activity occurred during the prior year period.

Loss on Abandonment of Leasehold Improvements

Loss on abandonment of leasehold improvement for the six months ended June 30, 2019 was $218,000. In February 2019, we terminated our Arizona facility lease, thereby abandoning $218,000 of leasehold improvements during the six months ended June 30, 2019. No similar activity occurred during the current year period.

Impairment of Intangible Assets

Impairment of intangible assets for the six months ended June 30, 2019 was $1,139,000. In June 2019, we determined that our intangible assets were impaired and recorded an impairment charge accordingly. No similar activity occurred during the current year period.

Other Income and Expenses

Other expense for the six months ended June 30, 2020 was $2,111,000, as compared to other income of 1,051,000 for the six months ended June 30, 2019. The decrease was due to the difference in the change in fair value of derivative liability of $3,054,000, increased interest expense of $222,000 due to our increased debt levels and the decrease in financing costs of $114,000.

Net Loss

Our net loss for the six months ended June 30, 2020 and 2019 was $3,058,000 and $2,236,000, respectively. The increase in net loss was due primarily to the change in other income and expenses, offset by the decrease in loss from operations.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the six months ended June 30, 2020 and 2019, we used cash in operating activities of $111,000 and $717,000, respectively. During the six months ended June 30, 2020, cash was primarily used to fund our operating loss of $3,058,000, partially offset by non-cash related items such as the impairment of ROU asset, financing costs, and the change in the fair value of derivative liabilities. Non-cash items during the six months ended June 30, 2020 in aggregate were $1,859,000. The remaining changes were due to a $679,000 increase in legal settlements payable, a $104,000 increase in accounts payable and accrued expenses, and a $305,000 change in our remaining working capital accounts.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2020 and 2019, we used $0 and $218,000, respectively, in cash from investing activities to purchase property and equipment.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2020 and 2019, we generated cash from financing activities of $454,000 and $288,000, respectively. During the six months ended June 30, 2020, we received proceeds of $125,000, net of fees of $25,000, from a secured convertible note payable, $355,000 from loans payable, offset by $26,000 of payments on our notes payable to related parties. During the six months ended June 30, 2019, we received $150,000 from the issuance of a note payable to related party, we received $150,000 from a loan, and we made payments on our loans payable totaling $12,000.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2020, we incurred a net loss of $3,058,000 and used cash in operations of $111,000 and had a shareholders’ deficit of $11,555,000 at June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our December 31, 2019 financial statements, has raised substantial doubt about our ability to continue as a going concern.

At June 30, 2020, we had cash on hand in the amount of $447,000. Management estimates that the current funds on hand will be sufficient to continue operations through March 2021. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our shareholders, in case of equity financing.

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

Notes Payable to Related Parties

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, former officers and directors, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at June 30, 2020 and December 31, 2019.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the note at June 30, 2020 and December 31, 2019.

We entered into note agreements with the parents of Alan Lien, a former officer and director. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the loans at each of June 30, 2020 and December 31, 2019.

Secured Convertible Notes Payable

On May 10, 2018, we issued a secured debenture (the “2018 Note”) to YA II PN in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on June 30, 2020, and provide a conversion right, in which the principal amount of the 2018 Note, together with any accrued but unpaid interest, could be converted into our common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of our common stock during the 10 trading days immediately preceding the conversion date. A total of $1,728,000, including accrued interest, was due on the 2018 Note as of June 30, 2020. The 2018 Note is past due.

On October 29, 2019, we issued a convertible secured debenture (the “2019 Note”) to YA II PN in the principal amount of $275,000 with interest at 10% per annum (15% on default) and due on April 29, 2020. The 2019 Note provides a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into our common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of our common stock during the 10 trading days immediately preceding the conversion date. A total of $293,000, including accrued interest, was due on the 2019 Note as of June 30, 2020. The 2019 Note is past due.

On February 13, 2020, we issued a secured convertible debenture (the “2020 Note”) in the principal amount of $150,000 with interest at 10% per annum (15% on default) and due on August 10, 2021. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into our common stock at a conversion price equal to 75% of the lowest VWAP of our common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. A total of $156,000, including accrued interest, was due on the 2020 Note as of June 30, 2020.

Term Loans

On May 21, 2019, we entered into a loan agreement with Celtic Bank in the principal amount of $150,000 (the “Celtic Loan”) with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, one of our former officers. We have made principal payment of $112,000, leaving a total of $38,000 due on the term loan as of June 30, 2020. The Celtic Loan is past due.

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

Based on management’s evaluation, we concluded that, as of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of June 30, 2020:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the quarter ended June 30, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

For information that updates the disclosures set forth under Part I, Item 3, “Legal Proceedings” in our 2019 Annual Report, refer to Note 6, Legal Settlements Payable – Past Due, and Note 12, Subsequent Events, to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which are incorporated herein by reference.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

For information regarding senior securities that are currently in default, please refer to Note 8, Convertible Secured Note Payable to Related Party, to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: August 14, 2020	By:	/s/ Tiffany Davis
Tiffany Davis
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

