Form 10-Q
period 2020-09-30
Generation Alpha, Inc.
filed 2020-11-06
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2020

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

The number of shares of registrant’s common stock outstanding as of October 29, 2020 was 58,105,153.

GENERATION ALPHA, INC.

I

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GENERATION ALPHA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$549,000	$104,000
Accounts receivable, net of allowance for doubtful accounts and returns of $12,000 and $112,000, respectively	65,000	-
Inventories, net of allowance of $79,000 and $126,000, respectively	143,000	390,000
Prepaid expenses and other current assets	32,000	24,000
Total Current Assets	789,000	518,000

Property and equipment, net	17,000	22,000
Right of use asset, net	415,000	427,000
Other assets	11,000	10,000
Total Assets	$1,232,000	$977,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,585,000	$1,562,000
Legal obligations payable – past due	613,000	2,550,000
Leases payable, current portion	259,000	133,000
Contract obligations acquired from related parties – past due	811,000	799,000
Notes payable to related parties – past due	790,000	790,000
Convertible notes payable to related party, net of discount of $435,000 and $178,000, respectively	1,840,000	1,597,000
Accrued interest to related parties	471,000	351,000
Loans payable, current portion	24,000	64,000
Total Current Liabilities	6,393,000	7,846,000

Leases payable, net of current portion	370,000	423,000
Loans payable, net of current portion	355,000	-
Derivative liabilities	3,106,000	1,332,000
Total Liabilities	10,224,000	9,601,000

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 58,105,153 and 46,820,564 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	58,000	47,000
Additional paid-in capital	32,011,000	31,739,000
Accumulated deficit	(41,061,000)	(40,410,000)
Total Shareholders’ Deficit	(8,992,000)	(8,624,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,232,000	$977,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Sales	$397,000	$475,000	$980,000	$1,895,000
Cost of goods sold	248,000	158,000	577,000	922,000
Gross profit	149,000	317,000	403,000	973,000

Operating expenses
Selling, general and administrative expenses	218,000	829,000	839,000	3,096,000
Research and development	25,000	37,000	75,000	191,000
Legal judgment	-	-	448,000	-
Impairment of right of use asset	-	-	82,000	-
Loss on abandonment of leasehold improvements	-	-	-	218,000
Impairment of intangible assets acquired from related party	-	-	-	1,139,000
Amortization of license agreement	-	-	-	163,000
Total operating expenses	243,000	866,000	1,444,000	4,807,000

Loss from operations	(94,000)	(549,000)	(1,041,000)	(3,834,000)

Other income (expenses)
Gain on settlement of legal judgments	2,417,000	-	2,417,000
Financing costs (1)	(83,000)	-	(98,000)	(129,000)
Change in fair value of derivative liability	260,000	644,000	(1,265,000)	2,172,000
Interest expense (2)	(93,000)	(103,000)	(664,000)	(453,000)
Total other income	2,501,000	540,000	390,000	1,590,000

Net income (loss)	$2,407,000	$(9,000)	$(651,000)	$(2,244,000)

BASIC INCOME (LOSS) PER SHARE	$0.05	$(0.00)	$(0.01)	$(0.05)
DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.00)	$(0.01)	$(0.05)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING
- BASIC	51,794,338	46,320,564	53,418,875	46,465,868
- DILUTED	300,652,628	46,320,564	53,418,875	46,465,868

(1) Included in financing costs are these amounts from a related party	$83,000	$-	$98,000	$129,000
(2) Included in interest expense are these amounts from related parties	$88,000	$69,000	$532,000	$404,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three months ended September 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020 (Unaudited)	51,738,920	$52,000	$31,861,000	$(43,468,000)	$(11,555,000)

Fair value of common stock issued to directors	2,032,900	2,000	18,000		20,000

Fair value of common stock issued in settlement of legal judgments	4,333,333	4,000	56,000		60,000

Warrants issued as debt discount			53,000		53,000

Fair value of vested stock options			23,000		23,000

Net income				2,407,000	2,407,000

Balance, September 30, 2020 (Unaudited)	58,105,153	$58,000	$32,011,000	$(41,061,000)	$(8,992,000)

Nine months ended September 30, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	46,820,564	$47,000	$31,739,000	$(40,410,000)	$(8,624,000)

Common shares issued on conversion of accrued interest on note payable	2,287,066	2,000	27,000		29,000

Fair value of common stock issued to directors	4,664,190	5,000	67,000		72,000

Fair value of common stock issued in settlement of legal judgments	4,333,333	4,000	56,000		60,000

Fair value of warrants issue as debt discount			53,000		53,000

Fair value of vested stock options			69,000		69,000

Net loss				(651,000)	(651,000)

Balance, September 30, 2020 (Unaudited)	58,105,153	$58,000	$32,011,000	$(41,061,000)	$(8,992,000)

Three months ended September 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019 (Unaudited)	46,320,564	$46,000	$29,301,000	$(34,752,000)	$(5,405,000)

Fair value of vested stock options			6,000		6,000

Net loss				(8,000)	(8,000)

Balance, September 30, 2019 (Unaudited)	46,320,564	$46,000	$29,307,000	$(34,760,000)	$(5,407,000)

Nine months ended September 30, 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	45,794,564	$46,000	$29,042,000	$(32,516,000)	$(3,428,000)

Fair value of common stock issued for services	426,000	-	178,000		178,000

Fair value of common stock issued to directors	100,000	-	63,000		63,000

Fair value of vested stock options			24,000		24,000

Net loss				(2,244,000)	(2,244,000)

Balance, September 30, 2019 (Unaudited)	46,320,564	$46,000	$29,307,000	$(34,760,000)	$(5,407,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATIONAL ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Month Ended September 30,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(651,000)	$(2,244,000)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	(100,000)	(33,000)
Provision for inventory reserves	(46,000)	(673,000)
Depreciation and amortization	5,000	189,000
Amortization of right of use asset	19,000	87,000
Impairment of right of use asset	82,000	-
Imputed interest contract obligation	12,000	13,000
Amortization on convertible notes payable	242,000	247,000
Loss on abandonment of leasehold improvements	-	218,000
Impairment of intangible asset	-	1,139,000
Fair value of vested stock options	69,000	24,000
Fair value of common stock issued for services	-	178,000
Fair value of common stock issued to directors	72,000	63,000
Financing costs	98,000	129,000
Gain on settlement of legal judgments	(2,417,000)	-
Change in the fair value of derivative liability	1,265,000	(2,172,000)
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	35,000	(9,000)
Legal settlements payable	540,000	-
Inventories	293,000	716,000
Prepaid expenses and other	(8,000)	224,000
Other assets	(1,000)	53,000
(Decrease) Increase in:
Accounts payable and accrued expenses	23,000	1,043,000
Lease payable	(16,000)	(61,000)
Accrued interest to related parties	149,000	12,000
Net cash used in operating activities	(335,000)	(857,000)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(218,000)
Net cash used in investing activities	-	(218,000)

Cash Flows from Financing Activities
Proceeds from convertible notes payable related party, net of fees	465,000	-
Proceeds from loans payable	355,000	150,000
Proceeds from note payable related party	-	150,000
Payments on loans payable	(40,000)	(46,000)
Net cash provided by financing activities	780,000	254,000

Net increase (decrease) in cash	445,000	(821,000)
Cash beginning of period	104,000	887,000
Cash end of period	$549,000	$66,000

Interest paid	$42,000	$50,000
Taxes paid	$-	$-

Non-Cash Financing Activities
Recording of right to use asset and lease liability	$89,000	$659,000
Conversion of accrued interest to related parties for common stock	$29,000	$-
Fair value of derivative liability created upon issuance of convertible notes	$510,000	$-
Fair value of common stock issue on settlement of legal judgments	$60,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Overview of Business

The Company is focused on the research, design, development, and manufacturing of advanced, energy efficient indoor horticulture lighting, plant nutrient products, and ancillary equipment.

COVID-19 Considerations

In the period ended September 30, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees. Since the onset of the COVID-19 pandemic, we maintained the consistency of our operations. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through September 30, 2020, the COVID-19 pandemic has not negatively impacted the Company’s liquidity position as of such date. Through September 30, 2020, the Company continues to generate cash flows to meet its short-term liquidity needs, and it expects to maintain access to the capital markets. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2020, the Company incurred a net loss of $651,000 and used cash in operations of $335,000, and had a shareholders’ deficit of $8,992,000 at September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2020, the Company had cash on hand in the amount of $549,000. Management estimates that the current funds on hand will be sufficient to continue operations through March 2021. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for the Company’s shareholders, in case of equity financing.

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

For the nine months ended September 30, 2020, options to acquire 8,079,133 shares of common stock, warrants to acquire 28,283,140 shares of common stock, and 239,274,957 shares to be issued upon conversion of our convertible notes have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive. For the nine months ended September 30, 2019, options to acquire 8,149,391 shares of common stock, warrants to acquire 12,783,140 shares of common stock, and 3,000,000 shares to be issued upon conversion of our convertible note have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive.

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

In the following table, revenue is disaggregated by major product line for the three months ended September 30, 2020:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$173,000	$214,000	$387,000
Direct to consumer/online	10,000	-	10,000
Total	$183,000	$214,000	$397,000

In the following table, revenue is disaggregated by major product line for the three months ended September 30, 2019:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$349,000	$126,000	$475,000
Direct to consumer/online	-	-	-
Total	$349,000	$126,000	$475,000

In the following table, revenue is disaggregated by major product line for the nine months ended September 30, 2020:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$357,000	$602,000	$959,000
Direct to consumer/online	21,000	-	21,000
Total	$378,000	$602,000	$980,000

In the following table, revenue is disaggregated by major product line for the nine months ended September 30, 2019:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$1,490,000	$405,000	$1,895,000
Direct to consumer/online	-	-	-
Total	$1,490,000	$405,000	$1,895,000

Concentration Risks

Cash includes cash on hand and cash in banks and are reported as “Cash” in the consolidated statements of financial position. At September 30, 2020 and December 31, 2019, cash includes cash on hand of $323,000 and $12,000, respectively, and cash in banks of $226,000 and $92,000, respectively. The balance of cash on hand is not insured by the Federal Deposit Insurance Corporation. The balance of cash in banks is insured by the Federal Deposit Insurance Corporation for up to $250,000.

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the nine months ended September 30, 2020 and 2019, its ballasts, lamps and reflectors, which comprised the clear majority of the Company’s purchases during those periods, were each only purchased from one and three separate vendors, respectively.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. Two customers accounted for 13% and 12% of the Company’s revenue for the three months ended September 30, 2020, and two customers accounted for 18% and 12% of the Company’s revenue for the three months ended September 30, 2019. One customer accounted for 11% of the Company’s revenue for the nine months ended September 30, 2020, and no customer accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2019. There were no other customers that accounted for more than 10% of the Company’s revenue. Shipments to customers outside the United States comprised less than 5% of our sales for the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, two customers accounted for 32% and 13% of the Company’s trade accounts receivable balance, and as of December 31, 2019, two customers accounted for 24% and 10% of the Company’s trade accounts receivable balance.

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

The fair value of the derivative liabilities of $3,106,000 and $1,332,000 at September 30, 2020 and December 31, 2019, respectively, was valued using Level 2 inputs.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company beginning January 1, 2024. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – CONTRACT OBLIGATION ACQUIRED FROM RELATED PARTIES

In May 2018, the Company entered into an acquisition agreement with the members, which in the aggregate, owned 100% of the membership interests in YLK, a related party. The major asset of YLK is a Cultivation Management Services Agreement (the “Management Agreement”) with an Arizona licensee that was entered into on January 5, 2018. During the year ended December 31, 2019, the Company determined the acquired assets were fully impaired, and recorded an impairment charge accordingly. The Company has a continuing obligation under the Management Agreement of $799,000 (net of discount of $51,000) as of December 31, 2019. As of September 30, 2020, the remaining Management Agreement obligation was $811,000 (net of discount of $39,000) and is reflected as a current liability in the accompanying condensed consolidated balance sheet. As of September 30, 2020, the Company is past due on its installment payments obligations under the Management Agreement.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES – PAST DUE

Notes payable to related parties consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Notes payable to former officers/shareholders – past due (a)	$600,000	$600,000
Notes payable to related party – past due (b)	150,000	150,000
Notes payable to related parties – past due (c)	40,000	40,000
Total	$790,000	$790,000

a.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each a former officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes as of September 30, 2020 and December 31, 2019.

b.	On May 8, 2019, the Company entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum (12% on default), is unsecured and was due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the loan as of September 30, 2020 and December 31, 2019.

c.	The Company entered into note agreements with the parents of Alan Lien, a former officer and director. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the loans as of September 30, 2020 and December 31, 2019.

At December 31, 2019, accrued interest on the notes payable to related parties balance was $149,000 and included in accrued interest to related parties on the condensed consolidated balance sheet. During the nine months ended September 30, 2020, the Company added $53,000 of additional accrued interest, and made interest payments of $25,000, leaving an accrued interest on the notes payable to related parties balance of $177,000 at September 30, 2020.

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

On March 6, 2018, the Company entered into a lease for its principal executive offices and warehouse located in Carson, California. The Company occupies a 17,640 square foot facility pursuant to a five-year lease ending on September 30, 2023, with an unaffiliated party, pursuant to which it pays $15,000 per month in rental charges. As required by ASC 842, the Company recorded an ROU asset and lease liability of $659,000 at January 1, 2019 for the net present value of future lease obligations related to the Carson property. As of December 31, 2019, the balance of the ROU asset amounted to $527,000 and the lease liability amounted to $556,000.

In January 2020, the Company vacated its office and warehouse in Carson and is currently trying to sublease the said property. The Company remains obligated under its Carson, California lease, until such time the landlord releases the Company from the lease agreement. As of December 31, 2019, the Company recorded an impairment charge related to the ROU asset amounting to $100,000, which reflected management’s best estimate of the cost to sublease the premises. As of the date of this report, the Company has not been released from the lease agreement, and no lease payments were made during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, management revised its estimate and recorded an additional impairment charge to the ROU asset amounting to $82,000, which was charged to operating expenses in the consolidated statements of operations for the nine months ended September 30, 2020.

On January 1, 2020, the Company relocated its principal executive offices and warehouse to 1689-A Arrow Rt., Upland, California, 91786. The Upland, California lease is for a 2,974 square foot facility pursuant to a three-year lease with an independent party ending on January 31, 2023, pursuant to which it pays $2,800 per month in rental charges. On January 1, 2020, the Company recognized an operating lease ROU asset and lease liability of $89,000, related to the Upland, California operating lease. During the nine months ended September 30, 2020, the Company reflected amortization of the ROU assets of $19,000 related to its Upland, California operating lease, and recorded an impairment charge of $82,000 related to the abandoned Carson, California lease, resulting in an ROU asset balance of $415,000 as of September 30, 2020.

As of December 31, 2019, liabilities recorded under operating leases were $556,000. During the nine months ended September 30, 2020, the Company added $89,000 in lease liabilities related to its Upland, California operating lease, and made lease payments of $16,000 towards its operating lease liability. As of September 30, 2020, liabilities under operating leases amounted to $629,000, of which $259,000 were reflected as current due.

As of September 30, 2020, the weighted average remaining lease terms for operating lease are 2.96 years, and the weighted average discount rate for operating leases is 10%. Rent expense during the three and nine months ended September 30, 2020 and 2019 was $8,000 and $26,000, and $62,000 and $340,000, respectively.

NOTE 6 – LEGAL OBLIGATIONS PAYABLE – PAST DUE

As of December 31, 2019, the Company was obligated to pay $2,550,000, including accrued interest at rates ranging from 12% to 18% per annum, related to legal judgments. During the nine months ended September 30, 2020, $7,000 of additional settlement-related expenses and $224,000 of accrued interest were added, resulting in a legal obligations payable of $2,781,000, which, in September 2020, the Company negotiated the settlement of for total consideration of $411,000, and recorded a gain on the settlement of legal obligations of $2,370,000. $246,000 of the settlement was paid in September 2020, including $186,000 in cash, and the issuance of 4,333,333 shares of the Company’s common stock valued at $60,000. The balance of $165,000 was paid in cash in October 2020.

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

NOTE 7 – LOANS PAYABLE

Notes payable consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Notes payable to Celtic Bank – past due (a)	$24,000	$64,000
SBA Paycheck Protection Program loan (b)	205,000	-
SBA Economic Injury Disaster Loan (c)	150,000	-
Total loans payable	$379,000	$64,000
Loans payable, current portion	(24,000)	(64,000)
Loans payable, net of current portion	355,000	-

a)	On May 21, 2019, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, a former officer of the Company. A total of $64,000 was owed on the loan as of December 31, 2019. During the nine months ended September 30, 2020, the Company made principal payments of $40,000, leaving a total of $24,000 owed on the loan as of September 30, 2020. The loan is currently past due.

b)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Wells Fargo Bank in the aggregate amount of $205,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated May 8, 2020, matures on May 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to May 7, 2025, if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, it cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of September 30, 2020.

c)	On June 7, 2020, the Company obtained an Economic Injury Disaster Loan from the SBA in the amount of $150,000. Interest on the loan is at the rate of 3.75% per year, and all loan payments are deferred for twelve months, at which time the balance is payable in monthly installments of $731 over a 30-year term. The loan is secured by all the Company’s assets.

NOTE 8 – CONVERTIBLE SECURED NOTES PAYABLE TO RELATED PARTY

Secured notes payable to related party consists of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

YA II PN, Ltd.	$2,275,000	$1,775,000
Less debt discount	(435,000)	(178,000)
Secured note payable, net	$1,840,000	$1,597,000

On May 10, 2018 and October 29, 2019, the Company issued convertible secured debentures (“Notes”) to YA II PN Ltd. (“YA II PN”) in the principal amounts of $1,500,000 and $275,000, respectively, with interest rates of 8% and 10%, respectively, which matured in June 2020 and April 2020, respectively. The notes are currently past due. The Company is in discussion with YA II PN to extend the maturity date of the Notes. The Notes provide a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the issuance, the Company also granted YA II PN 5-year warrants, which were modified, to purchase a total of 13,000,000 shares of the Company at an exercise price of $0.05 per share, with expiration dates ranging from May 2024 to December 2024.

On February 13, 2020, the Company issued a note (the “2020 Note”) to YAII PN in the amount of $150,000. The 2020 Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of August 10, 2021. The Company received net proceeds of $125,000, net of closing costs of $25,000. The 2020 Note is secured by all the assets of the Company and its subsidiaries. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to 75% of the lowest VWAP of the Company’s common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. As such, the Company determined that the conversion feature created a derivative with a fair value of $140,000 at the date of issuance. The Company also granted YA II PN 5-year warrants to purchase a total of 3,000,000 shares of the Company at an exercise price of $0.05 per common share. The aggregate amount of the closing costs, and the fair value of the derivative liability, was $165,000, of which $150,000 was recorded as a valuation discount on the 2020 Note to be amortized over the life of the 2020 Note, and $15,000 was recorded as a financing cost during the nine months ended September 30, 2020.

On September 23, 2020, the Company issued a note (the “September 2020 Note”) to YAII PN in the amount of $350,000. The September 2020 Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of March 23, 2021. The Company received net proceeds of $340,000, net of closing costs of $10,000. The September 2020 Note is secured by all the assets of the Company and its subsidiaries. The September 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to 75% of the lowest VWAP of the Company’s common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. As such, the Company determined that the conversion feature created a derivative with a fair value of $370,000 at the date of issuance. The Company also granted YA II PN 5-year warrants to purchase a total of 7,000,000 shares of the Company at an exercise price of $0.05 per common share. The aggregate amount of the closing costs, and the fair value of the warrants and derivative liability, was $433,000, of which $350,000 was recorded as a valuation discount on the September 2020 Note to be amortized over the life of the September 2020 Note, and $83,000 was recorded as a financing cost during the nine months ended September 30, 2020.

The unamortized balance of the valuation discounts was $178,000 at December 31, 2019. During the nine months ended September 30, 2020, valuation discounts of $500,000 were added as discussed above, and amortization of valuation discount of $243,000 was recorded as an interest cost, leaving a $435,000 remaining unamortized balance of the valuation discount at September 30, 2020.

At December 31, 2019, accrued interest on the convertible secured notes payable to related parties of $202,000 was included in accrued interest to related parties on the condensed consolidated balance sheet. During the nine months ended September 30, 2020, interest of $29,000 was converted into common stock (see Note 10), and the Company added $121,000 of additional accrued interest, leaving an accrued interest to related parties balance of $294,000 at September 30, 2020.

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

As of September 30, 2020, and December 31, 2019, the derivative liabilities were valued using a Black-Scholes Merton pricing model with the following assumptions:

	September 30, 2020	Issued During 2020	December 31, 2019

Exercise Price	$0.012	$0.009 - 0.025	$0.050
Stock Price	$0.009	$0.011 - 0.024	$0.010
Risk-free interest rate	0.110%	0.011 - 1.46%	1.55 – 1.60%
Expected volatility	320%	232-319%	201-203%
Expected life (in years)	1.0	1.0 – 1.5	0.3-0.5
Expected dividend yield	0%	0%	0%

Fair Value: Conversion Feature	$3,106,000	$509,000	$1,332,000

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

The balance of the derivative liability at December 31, 2019 was $1,332,000. During the nine months ended September 30, 2020, the Company recognized derivative liabilities of $509,000 upon issuance of a secured convertible notes (see Note 8), and recognized $1,265,000 as other expense, which represented the change in the fair value of the derivative from the respective prior period.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Shares Issued on Conversion of Convertible Note Payable

During the nine months ended September 30, 2020, the Company was notified by YA II PN (see Note 8) in writing of their election to convert $29,000 of interest accrued into 2,287,066 shares of the Company’s common at $0.0127 per share.

Common Shares Issued to Directors

The Company appointed certain directors and issued shares as part of their director compensation agreements. During the nine months ended September 30, 2020, the Company issued an aggregate of 4,664,190 shares of common stock, with a fair value of $72,000 at date of grant, which was recognized as compensation cost.

Common Shares Issued for Legal Judgments

During the nine months ended September 30, 2020, the Company issued an aggregate of 4,333,333 shares of common stock, with a fair value of $60,000 at the date of grant, as settlement of certain legal judgments (see Note 6).

Summary of Stock Options

A summary of stock options for the nine months ended September 30, 2020, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2019	1,948,300	0.35
Options granted	6,145,833	0.01
Options exercised	-	-
Options expired or forfeited	(15,000)	(0.69)
Balance outstanding, September 30, 2020	8,079,133	$0.09
Balance exercisable, September 30, 2020	8,079,133	$0.09

On October 31, 2019, the Board of Directors of the Company reappointed Ms. Tiffany Davis as Chief Executive Officer, Chief Financial Officer and as a director, effective immediately. In connection with the appointment of Ms. Davis, Ms. Davis is entitled to receive stock options equivalent to $25,000 of common shares per quarter at the then closing market price on the last trading day at the end of each calendar quarter. Accordingly, Ms. Davis was granted 2,500,000 stock options at the closing market price of $0.01 on March 31, 2020, 1,562,500 stock options at the closing market price of $0.016 on June 30, 2020, and 2,083,333 stock options at the closing market price of $0.012 on September 30, 2020. The fair value of the 6,145,833 stock options granted was determined to be $69,000, of which $23,000 and $69,000 was recorded to stock-based compensation expense during the three and nine months ended September 30, 2020, respectively.

Information relating to outstanding options at September 30, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise			Average		Average
Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01 – 0.03	6,979,133	4.58	$0.014	6,979,133	$0.014
$0.46	100,000	3.19	$0.460	100,000	$0.460
$0.60	1,000,000	2.36	$0.600	1,000,000	$0.600
	8,079,133	2.70	$0.092	8,079,133	$0.092

As of September 30, 2020, the Company has no outstanding unvested options with future compensation costs. In addition, there will be future compensation related to the options to be awarded to Ms. Davis under her employment agreement discussed above. The weighted-average remaining contractual life of options outstanding and exercisable at September 30, 2020 was 2.70 years. Both the outstanding and exercisable stock options had an intrinsic value of $5,000 at September 30, 2020.

Summary of Warrants

A summary of warrants for the nine months ended September 30, 2020, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2019	18,283,140	0.06
Warrants granted	10,000,000	0.05
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, September 30, 2020	28,283,140	$0.05
Balance exercisable, September 30, 2020	28,283,140	$0.05

Information relating to outstanding warrants at September 30, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise			Average		Average
Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.01	5,000,000	2.61	$0.01	5,000,000	$0.01
$0.05	23,000,000	4.24	$0.05	23,000,000	$0.05
$1.10	283,140	2.05	$1.10	283,140	$1.10
	28,283,140	3.93	$0.05	28,283,140	$0.05

During the nine months ended September 30, 2020, the Company issued five-year warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.05 as part of a secured convertible promissory note (see Note 8).

The weighted-average remaining contractual life of warrants outstanding and exercisable at September 30, 2020 was 3.93 years. Both the outstanding and exercisable warrants had an intrinsic value of $10,000 at September 30, 2020.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Technology License Agreement

The Company entered into a technology license agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,429,000 per calendar year. For the three and nine months ended September 30, 2020 $25,000 and $75,000, respectively, and for each of the three and nine months ended September 30, 2019, $25,000 and $75,000, respectively, was recorded as research and development expense under the agreement on the condensed consolidated statements of operations related to the minimum annual fee. For each of nine months ended September 30, 2020 and 2019, no royalty was recorded as cost of goods sold on the Condensed Consolidated Statements of Operations. A total of $314,000 and $239,000 was owed under the amended agreement at September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheets.

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

On May 7, 2020, we were granted a loan (the “PPP loan”) from Wells Fargo Bank in the aggregate amount of $205,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 8, 2020, matures on May 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration. The loan term may be extended to May 7, 2025, if mutually agreed to by us and lender. We applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. We intend to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. We intend to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, we cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. We were in compliance with the terms of the PPP loan as of September 30, 2020.

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

Results of Operations

Results of operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Revenue and Cost of Goods Sold

Revenue for the three months ended September 30, 2020 and 2019 was $397,000 and $475,000, respectively, a decrease of $78,000, or 16%. The decrease was due to two significant factors during three months ended September 30, 2020, as compared to the prior year period. Those factors were: 1) a failed expansion of operations into cannabis cultivation and processing management services, which diverted resources and management attention; and 2) stagnation of the cannabis industry in terms of new markets and granting of new cultivation licenses, which resulted in few new companies obtaining licenses to legally grow cannabis, which ultimately resulted in a lack of orders for our lights.

Cost of sales for the three months ended September 30, 2020 and 2019 was $248,000 and $158,000, respectively. Gross profit for the three months ended September 30, 2020 and 2019, was $149,000 and $317,000, respectively. As a percentage of revenue, gross profit for the three months ended September 30, 2020 was 38%, compared to 67% for the three months ended September 30, 2019. The decrease in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2020 and 2019 were $218,000 and $829,000, respectively, a decrease of $611,000, or 74%. Our SG&A expenses decreased primarily due to reductions in the number of employees, benefits, and professional fees.

Research and Development Expenses

Research and development (“R&D”) expenses for the three months ended September 30, 2020 and 2019 was $25,000 and $37,000, respectively, a decrease of $12,000, or 32%. The decrease in R&D expenses was primarily due to decreased royalty expense.

Other Income and Expenses

Other income for the three months ended September 30, 2020 was $2,501,000, as compared to other income of $540,000 for the three months ended September 30, 2019 The increase was due to the gain on settlement of legal judgments of $2,417,000, offset by financing costs of $83,000, neither of which occurred in the prior year period, offset by the difference in the change in fair value of derivative liability of $384,000, and a decrease in interest expense of $10,000.

Net Income (Loss)

Our net income for the three months ended September 30, 2020 was $2,407,000, as compared to a net loss $9,000 for the three months ended September 30, 2019. The increase in net income was due primarily to the gain on settlement of legal judgments, and the decrease in loss from operations.

Results of operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Revenue and Cost of Goods Sold

Revenue for the nine months ended September 30, 2020 and 2019 was $980,000 and $1,895,000, respectively, a decrease of $915,000, or 48%. The decrease was due to two significant factors during the nine months ended September 30, 2020, as compared to the prior year period. Those factors were: 1) a failed expansion of operations into cannabis cultivation and processing management services, which diverted resources and management attention; and 2) stagnation of the cannabis industry in terms of new markets and granting of new cultivation licenses, which resulted in few new companies obtaining licenses to legally grow cannabis, which ultimately resulted in a lack of orders for our lights.

Cost of sales for the nine months ended September 30, 2020 and 2019, was $577,000 and $922,000, respectively. Gross profit for the nine months ended September 30, 2020 and 2019, was $403,000 and $973,000, respectively. As a percentage of revenue, gross profit for the nine months ended September 30, 2020 was 41%, compared to 51% for the nine months ended September 30, 2019. The decrease in gross profit and our gross margin percentage was primarily due to our decrease in reserves for inventory obsolescence and change in product mix sold.

Selling, General and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2020 and 2019 were $839,000 and $3,096,000, respectively, a decrease of $2,257,000, or 73%. Our SG&A expenses decreased primarily due to reductions in the number of employees, benefits, and professional fees.

Research and Development Expenses

R&D expenses for the nine months ended September 30, 2020 and 2019 were $75,000 and $191,000, respectively, a decrease of $116,000, or 61%. The decrease in R&D expenses was primarily due to decreased royalty expense.

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

Impairment of Right of Use (ROU”) Asset

Impairment of ROU asset for the nine months ended September 30, 2020 was $82,000. In March 2020, we determined that our ROU asset was impaired and recorded an impairment charge accordingly. (See Note 5 to the accompanying condensed consolidated financial statements). No similar activity occurred during the prior year period.

Loss on Abandonment of Leasehold Improvements

Loss on abandonment of leasehold improvement for the nine months ended September 30, 2019 was $218,000. In February 2019, we terminated our Arizona facility lease, thereby abandoning $218,000 of leasehold improvements during the nine months ended September 30, 2019. No similar activity occurred during the current year period.

Impairment of Intangible Assets

Impairment of intangible assets for the nine months ended September 30, 2019 was $1,139,000. In June 2019, we determined that our intangible assets were impaired and recorded an impairment charge accordingly. No similar activity occurred during the current year period.

Other Income and Expenses

Other income for the nine months ended September 30, 2020 was $390,000, as compared to other income of $1,590,000 for the nine months ended September 30, 2019. The decrease was due to the gain on settlement of legal judgments of $2,417,000 during the nine months ended September 30, 2020, which did not occur in the prior year period, offset by difference in the change in fair value of derivative liability of $3,437,000, increased interest expense of $211,000 due to our increased debt levels, and the decrease in financing costs of $31,000.

Net Loss

Our net loss for the nine months ended September 30, 2020 and 2019 was $651,000 and $2,244,000, respectively. The decrease in net loss was due primarily to the change in other income and expenses, and the decrease in loss from operations.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the nine months ended September 30, 2020 and 2019, we used cash in operating activities of $335,000 and $857,000, respectively. During the nine months ended September 30, 2020, cash was primarily used to fund our net loss of $651,000, partially offset by non-cash related items such as the settlement of legal judgments, impairment of ROU asset, financing costs, and the change in the fair value of derivative liabilities. Non-cash items during the nine months ended September 30, 2020 in aggregate were $645,000. The remaining changes were due to a $203,000 decrease in inventory accounts payable and accrued expenses, and a $122,000 change in our remaining working capital accounts.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2020 and 2019, we used $0 and $218,000, respectively, in cash from investing activities to purchase property and equipment.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2020 and 2019, we generated cash from financing activities of $780,000 and $254,000, respectively. During the nine months ended September 30, 2020, we received proceeds of $465,000, net of fees of $35,000, from a secured convertible notes payable and $355,000 from loans payable, offset by $40,000 of payments on our notes payable to related parties. During the nine months ended September 30, 2019, we received $150,000 from the issuance of a note payable to related party and $150,000 from a loan, and we made payments on our loans payable totaling $46,000.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2020, we incurred a net loss of $651,000 and used cash in operations of $335,000 and had a shareholders’ deficit of $8,992,000 at September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. In addition, our independent registered public accounting firm, in its report on our December 31, 2019 financial statements, has raised substantial doubt about our ability to continue as a going concern.

At September 30, 2020, we had cash on hand in the amount of $549,000. Management estimates that the current funds on hand will be sufficient to continue operations through March 2021. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our shareholders, in case of equity financing.

Historically, we have financed our operations primarily through private sales of equity and convertible debt, a line of credit, loans from a third party financial institutions, related parties, and operations. We anticipate that our primary capital source will be from the issuance of notes payable or the proceeds from the sale of our common stock. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Notes Payable to Related Parties

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, former officers and directors, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at September 30, 2020 and December 31, 2019.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the note at September 30, 2020 and December 31, 2019.

We entered into note agreements with the parents of Alan Lien, a former officer and director. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the loans at each of September 30, 2020 and December 31, 2019.

Secured Convertible Notes Payable

On May 10, 2018, we issued a secured debenture (the “2018 Note”) to YA II PN in the principal amount of $1,500,000 with interest at 8% per annum (18% on default) and due on June 30, 2020, and provide a conversion right, in which the principal amount of the 2018 Note, together with any accrued but unpaid interest, could be converted into our common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of our common stock during the 10 trading days immediately preceding the conversion date. A total of $1,758,000, including accrued interest, was due on the 2018 Note as of September 30, 2020. The 2018 Note is past due.

On October 29, 2019, we issued a convertible secured debenture (the “2019 Note”) to YA II PN in the principal amount of $275,000 with interest at 10% per annum (15% on default) and due on April 29, 2020. The 2019 Note provides a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into our common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of our common stock during the 10 trading days immediately preceding the conversion date. A total of $300,000, including accrued interest, was due on the 2019 Note as of September 30, 2020. The 2019 Note is past due.

On February 13, 2020, we issued a secured convertible debenture (the “2020 Note”) in the principal amount of $150,000 with interest at 10% per annum (15% on default) and due on August 10, 2021. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into our common stock at a conversion price equal to 75% of the lowest VWAP of our common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. A total of $160,000, including accrued interest, was due on the 2020 Note as of September 30, 2020.

On September 23, 2020, we issued a secured convertible debenture (the “September 2020 Note”) in the principal amount of $350,000 with interest at 10% per annum (15% on default) and due on March 23, 2021. The September 2020 Note provides a conversion right, in which any portion of the principal amount of the September 2020 Note, together with any accrued but unpaid interest, may be converted into our common stock at a conversion price equal to 75% of the lowest VWAP of our common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. A total of $351,000, including accrued interest, was due on the September 2020 Note as of September 30, 2020.

Term Loans

On May 21, 2019, we entered into a loan agreement with Celtic Bank in the principal amount of $150,000 (the “Celtic Loan”) with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, one of our former officers. We have made principal payment of $126,000, leaving a total of $24,000 due on the term loan as of September 30, 2020. The Celtic Loan is past due.

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

Based on management’s evaluation, we concluded that, as of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of September 30, 2020:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the quarter ended September 30, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2020, we issued an aggregate of 2,032,900 shares of our common stock to directors as fees for serving on our board of directors. The shares had an aggregate value of $20,000.

In September 2020, we issued 4,333,333 shares of our common stock in connection with the settlement of outstanding legal judgments. The shares had a value of $60,000.

Item 3. Defaults Upon Senior Securities.

For information regarding senior securities that are currently in default, please refer to Note 8, Convertible Secured Note Payable to Related Party, to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, dated August 31, 2015. Incorporated by reference to the Current Report on Form 8-K filed on September 2, 2015 as Exhibit 3.2 thereto.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 2007.

3.3	Agreement of Merger between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2017.

3.4	Certificate of Designation of Series A Preferred Stock, dated October 20, 2017. Agreement of Merger between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

3.5	Articles of Merger between Solis Tek Inc. and Generation Alpha, Inc., effective September 25, 2018. Incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018.

3.6	Agreement and Plan of Merger, by and between Solis Tek Inc. and Generation Alpha, Inc., effective September 25, 2018. Incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018.

10.1	Form of Securities Purchase Agreement, dated September 23, 2020. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020.

10.2	Form of Secured Convertible Debenture, dated September 23, 2020. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020.

10.3	Form of Registration Rights Agreement, dated September 23, 2020. Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020.

10.4	Form of Warrant, dated September 23, 2020. Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Generation Alpha, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: November 6, 2020	By:	/s/ Tiffany Davis
Tiffany Davis
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

