Form 10-K
period 2020-12-31
Generation Alpha, Inc.
filed 2021-04-13
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2020, based on the closing sales price of the common stock as quoted on the OTCQB was approximately $309,541. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2021, there were 59,557,830 shares of registrant’s common stock outstanding.

i

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, the COVID-19 pandemic and measures intended to reduce its spread, government regulations, lack of diversification, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

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

ii

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

The formula provides essential oil-bearing plants with both precursors (i.e., metabolic building blocks, trace elements, etc.) and readily available bio-identical plant compounds aiming to increase overall essential oil production and intensity. It is the first product of its kind to deliver plant nutrients to cannabis cultivating customers with a fully plant derived 0-0-0 (Nitrogen, Phosphate, and Potassium free) product. Independent bioanalytical testing laboratory analysis was conducted and determined the level of heavy metals to be below the EPA’s detection limit.

Terpenez is used to increase the value of cannabis crops through the intensification of oil production, which has results in a significant improvement in flavor and aroma. Terpenez is unique to our family of products in that it is intended for daily use as a nutrient additive to the cannabis grow. Terpenez is currently available in four profiles Terpenez “Original”, Terpenez “Berry”, Terpenez “Citrus” and Terpenez “Pine/Earth”, and is offered to our retail hydroponic stores and online retailers throughout the USA and Europe.

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

Marketing

We currently market our products directly and through distributors, to hydroponic retailers through direct contacts, on-line email advertising, social media, trade magazine advertising, trade show promotions, and cross-promotional offerings. Approximately less than 2% of our revenues were derived from non-U.S. sources in each of 2020 and 2019.

Manufacturing and Supply

All of our current lighting products are manufactured to our specifications in China. We have four independent lighting manufacturer and suppliers of our ballast, lamp and LED products. We continue to evaluate and upgrade our China manufacturing specifications and relationships and believe that the prices charged by these suppliers are industry-wide competitive.

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

Employees

As of December 31, 2020, we had five full-time employees, employed by us in various capacities, including one executive officer, two sales representatives, one administrative personnel, and one warehouse/nutrient production associate. In addition, from time to time, we employ temporary personnel to meet the business needs. None of our employees are represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described as well as the other information in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We have incurred significant net losses and cannot assure you that we will achieve or maintain profitable operations, and our auditors have issued a “going concern” audit opinion.

Our net losses were $571,000 and $7,894,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had stockholders’ deficit of $8,736,000. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase in the foreseeable future as we undertake increased technology and production efforts to support our business and increase our marketing and sales efforts to drive an increase in the number of customers and clients utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it necessary for us to continue to raise additional working capital and make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our infrastructure, restructure our balance sheet, further develop our marketing efforts, and otherwise implement our growth initiatives.

Our independent auditors have indicated in their report on our December 31, 2020 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

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

RISKS RELATED TO MANUFACTURING AND OUR RELIANCE ON THIRD PARTIES

Our manufacturing is concentrated with two key manufacturers, and if our relationship with either or both of them terminates or is otherwise impaired, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a material loss of net sales.

We have no long-term contracts with our manufacturers and as a result, our manufacturers could cease to provide products to us with no notice. Four of our manufacturers, which are all located in China, together accounted for approximately 96% of our cost of goods sold in 2020 and 2019 for our lighting products. Each of these manufacturers is the sole source supplier for the products that it produces. We purchase from these two manufacturers on a purchase order basis with orders generally filled between 90 and 120 days after our purchase order is placed. A loss of either or both of these manufacturers or other key manufacturers would result in delayed deliveries to our retailers and distributors, would adversely impact our net sales and may require the establishment of new manufacturing relationships. Our manufacturers had closed down their facilities earlier during the COVID-19 pandemic, but have resumed operations, although the lead time from product order increased from approximately 45-60 days to 90-120 days. Additionally, we cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

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

RISKS RELATED TO EMPLOYEES, MANAGING OUR GROWTH AND OTHER LEGAL MATTERS

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $14.1 million. Our U.S. federal NOLs generated in taxable years ending prior to 2018 could expire unused. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in tax years beginning after December 31, 2017 is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act.

In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our officers, directors and principal shareholders will own a controlling interest in our voting stock and investors will not have any voice in our management.

As of March 31, 2021, our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 73.5% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

We may raise capital through the sale of our securities in either private placements or a public offering, which offerings would dilute the ownership of existing shareholders.

If our operations require additional capital in the future, we may sell additional share of our common stock and/or securities convertible into or exchangeable or exercisable for shares of our common stock. Such offerings may be in private placements or a public offering. If we conduct such additional offerings, existing stockholders would experience dilution of their ownership of the Company.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 100,000,000 shares of common stock and 20,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will likely need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) that could be below the price an investor paid for stock.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is not actively traded, and the bid and asked prices for our common stock on the OTCQB Market may fluctuate widely. It is anticipated that there will remain a limited trading market for the common stock on the OTCQB. The lack of an active market may impair your ability to obtain accurate quotations of the price of our common stock, or sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration.

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

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create a series of preferred stock, we may issue such shares in the future.

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

GENERAL RISK FACTORS

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

COVID-19 has also impacted our supply chain for products we sell, particularly those products that are sourced from China, which primarily relate to our lighting units. Our manufacturers had closed down their facilities earlier during the COVID-19 pandemic, but have resumed operations, although the lead time from product order increased from approximately 45-60 days to 90-120 days. In addition, as a result of a backlog of products being produced in China, the amount of time it takes to have the finished products shipped from China to our facilities has increased. This has directly impacted our ability to sell product directly, and it has increased the amount of inventory we purchase, although we continue to have product available through third-party sellers, such as Amazon, although sales through such third-party sellers result in smaller profit margins than direct sales.

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

During evaluation of disclosure controls and procedures as of December 31, 2020 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2020, we had material weaknesses that relate to: (i) the lack of an independent audit committee; (ii) failure to have the Board of Directors review and approve significant transactions; (iii) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with our financial reporting requirements; (v) inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of our key internal control policies and procedures over financial reporting.

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

ITEM 2. DESCRIPTION OF PROPERTY.

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

Employment Matters

On September 27, 2019, Dennis Forchic (the “Plaintiff”) filed a breach of contract case against the Company in the Los Angeles Superior Court of Los Angeles, California, under case number 19STCV34592, alleging that the Company wrongfully terminated the Plaintiff’s employment agreement on February 5, 2018. The Plaintiff claims damages of $646,000 for unpaid severance, unpaid reimbursed expenses, and unpaid health benefits. In addition, the Plaintiff claims damages for failing to compensate Plaintiff for 3,000,000 stock options which vested on termination. On March 3, 2020, the Plaintiff was awarded a default judgment against the Company in the amount of $646,000, plus post judgment interest, as well as the vesting of options to purchase 1,000,000 shares of the Company’s common stock. On September 25, 2020, the Company negotiated a settlement for a total cash consideration of $165,000.

On or about June 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against the Company in the San Diego Superior Court of San Diego, California. The Plaintiff claimed damages for breach of an employment contract when the Company terminated the Plaintiff’s employment agreement on February 22, 2018. On June 26, 2020, the Plaintiff was awarded a default judgment against the Company in the amount of $448,000. No payments were made during the year ended December 31, 2020.

Lease Abandonment

On February 15, 2019, MSCP, L.L.C (“MSCP”), filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against the Company and YLK. The case arises from YLK’s alleged breach of a certain lease agreement dated May 19, 2018 (the “Lease”), for the lease of certain real property located at 4301 W. Buckeye Road, Phoenix, Arizona 85043 (the “Premises”), between MSCP and YLK, which the Company guaranteed. MSCP filed the lawsuit after YLK provided a notice of termination for, amongst other reasons, MSCP’s failure to disclose various material information regarding code, safety, structural and other issues in the Premises that rendered the Premises unsuitable for use, unless the Company undertook significant and extraneous costs that were not contemplated under the Lease to remedy said issues in and outside of the Premises. MSCP’s complaint alleged counts for breach of lease and waste and breach of guaranty. MSCP is seeking compensatory damages, rents and other charges due under the lease, and attorney’s fees and costs. The Company just recently filed its answer denying the allegations as well as having filed counterclaims for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. On December 12, 2019, MSCP was awarded a default judgment against the Company in the amount of $1,487,000, which is recorded as a charge to operating expenses in the consolidated statements of operations for the year ended December 31, 2019. On September 11, 2020, the Company negotiated a settlement for a total consideration of $193,000, which were comprised of $150,000 in cash, and the issuance of 3,333,333 shares of the Company’s common stock valued at $43,000, and recorded a gain on settlement of legal obligations of $1,441,000.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is available for quotation on the OTCQB under the symbol “GNAL”. The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange. Our stock is thinly traded, and a robust, active trading market may never develop. The market for the Company’s common stock has been limited, volatile, and sporadic.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low closing prices per share of our common stock as reported by the OTCQB quotation service.

Fiscal Year 2020

	High	Low
First Quarter	$0.05	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.01

Fiscal Year 2019

	High	Low
First Quarter	$0.72	$0.26
Second Quarter	$0.47	$0.10
Third Quarter	$0.12	$0.02
Fourth Quarter	$0.04	$0.01

Holders of Common Stock

As of March 31, 2021, there were approximately 54 shareholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not required under Regulation S-K for “smaller reporting companies.”

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

Results of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019

Revenue and Cost of Goods Sold

Revenue for the years ended December 31, 2020 and 2019 was $1,282,000 and $1,965,000, respectively, a decrease of $683,000, or 35%. The decrease was due to two significant factors during the year ended December 31, 2020, as compared to the prior year period. Those factors were: 1) a failed expansion of operations into cannabis cultivation and processing management services, which diverted resources and management attention; and 2) stagnation of the cannabis industry in terms of new markets and granting of new cultivation licenses, which resulted in few new companies obtaining licenses to legally grow cannabis, which ultimately resulted in a lack of orders for our lights.

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

Cost of sales for the years ended December 31, 2020 and 2019 was $687,000 and $1,066,000, respectively. Gross profit for the years ended December 31, 2020 and 2019 was $595,000 and $899,000, respectively. As a percentage of revenue, gross profit was 46% for the years ended December 31, 2020 and 2019. The decrease in our gross profit was due to our decrease in revenue.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses for the years ended December 31, 2020 and 2019 were $1,105,000 and $3,580,000, respectively, a decrease of $2,475,000, or 69%. We implemented a number of cost reduction initiatives leading to decreased wages and benefits of $998,000, decreased legal and professional fees of $374,000, decreased rent expense of $296,000, decreased delivery costs of $155,000, decreased bad debt of $152,000, and decreased stock-based compensation expense of $95,000, as compared to the prior year period. The remaining decrease of $405,000 was across our numerous remaining expense accounts.

Research and Development (R&D) Expenses

R&D expenses for the years ended December 31, 2020 and 2019 were $100,000 and $155,000, respectively, a decrease of $55,000, or 35%. The decrease in R&D expenses was primarily due to decreased R&D investments in the current year period.

Legal Judgments

On or about June 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against the Company in the San Diego Superior Court of San Diego, California. The Plaintiff claimed damages for breach of an employment contract when the Company terminated the Plaintiff’s employment agreement on February 22, 2018. On June 26, 2020, the Plaintiff was awarded a default judgment against the Company in the amount of $448,000.

On February 15, 2019, MSCP, L.L.C, or MSCP, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against us and YLK Partners. The case arises from YLK Partner’s alleged breach of a certain lease agreement dated May 19, 2018, or the Lease, for the lease of certain real property located at 4301 W. Buckeye Road, Phoenix, Arizona 85043, or the Premises, between MSCP and YLK Partners, which we guaranteed. MSCP filed the lawsuit after YLK Partners provided a notice of termination. MSCP’s complaint alleged counts for breach of lease and waste and breach of guaranty. On December 12, 2019, MSCP was awarded a default judgment against the Company in the amount of $1,487,000.

Impairment of Right of Use Asset

Impairment of right of use asset for the years ended December 31, 2020 and 2019 was $427,000 and $100,000, respectively. During the years ended 2020 and 2019, we determined that our right of use asset was impaired and recorded an impairment charge accordingly (See Note 5 to the accompanying consolidated financial statements).

Loss on Abandonment of Leasehold Improvements

In February 2019, we terminated our Arizona facility lease, thereby abandoning $217,000 of leasehold improvements. We recorded the abandonment of leasehold improvements of $217,000 during the year ended December 31, 2019. No similar activity occurred during the current year period.

Impairment of Intangible Assets

Impairment of intangible assets for the year ended December 31, 2019 was $1,139,000. In June 2019, we determined that our intangible assets were impaired and recorded an impairment charge accordingly. (See Note 3 to the accompanying consolidated financial statements). No similar activity occurred during the current year period.

Other Income and Expenses

Other income for the year ended December 31, 2020 was $914,000, as compared to other expense of $1,952,000 for the year ended December 31, 2019. The change in balance was due to the aggregate gain on settlements of legal judgments and a trade account payable of $2,417,000, offset by the loss on conversion of accrued interest of $85,000, both of which did not exist during the current year period. Additionally, we realized the change in financing and debt extinguishment costs of $1,090,000, the change in the fair value of derivative liability of $195,000, and the change in interest expense of $361,000, as compared to the prior year period.

Net Loss

Net loss for the years ended December 31, 2020 and 2019 was $571,000 and $7,894,000, respectively. The decrease in net loss was due to the increase in gross profit, the decrease in operating expenses, and the change in other income and expenses as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the year ended December 31, 2020, we used $499,000 in operating activities, comprised primarily of our net loss of $571,000, a gain on settlement of legal judgments and trade accounts payable of $2,417,000, an impairment of right of use asset of $427,000, a change in the fair value of derivative liabilities of $398,000, a change in inventory of $352,000, a $328,000 legal settlement payable, a $209,000 increase in interest due to related parties, $185,000 of stock-based related compensation, a $134,000 increase in accounts payable and accrued expenses, and a $85,000 loss on conversion of accrued interest.

During the year ended December 31, 2019, we used $1,010,000 in operating activities, comprised primarily of our net loss of $7,894,000, a $1,545,000 in legal settlements payable, a $1,139,000 impairment of intangible asset, a $962,000 in debt extinguishment cost, a $870,000 increase in accounts payable, a $786,000 decrease in provision for inventory reserves, $336,000 of amortization on debt discount, $256,000 of fair value of common stock for services, a $232,000 decrease in prepaid expenses and other current assets, a $226,000 increase in interest due to related parties, a $224,000 loss on abandonment of leasehold improvements and other fixed assets, a $203,000 change in the fair value of derivative liability, $194,000 in financing costs related to change in terms of warrants and convertible notes, a $124,000 decrease in accounts receivable, and a $24,000 of fair value of vested stock options.

Cash Flows Used in Investing Activities

During the year ended December 31, 2019, we used $222,000 of cash to purchase property and equipment. No similar activity occurred during the current year period.

Cash Flows Provided by Financing Activities

During the years ended December 31, 2020 and 2019, we had cash provided from financing activities of $767,000 and $449,000, respectively. During the year ended December 31, 2020, we received proceeds of $465,000, net of fees of $35,000, from a secured convertible note payable and $355,000 from loans payable, offset by $53,000 of payments on our loan payable.

During the year ended December 31, 2019, we generated cash from financing activities of $449,000, compared to cash provided by financing activities of $3,977,000 for the year ended December 31, 2018. During the year ended December 31, 2019, we received proceeds of $275,000, net of fees of $38,000, from a secured convertible note payable, $150,000 from a loan payable and $150,000 from a note payable to related parties, offset by $88,000 of payments on our notes payable to related parties.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2020, we incurred a net loss of $571,000 and used cash in operations of $499,000 and had a shareholders’ deficit of $8,736,000 as of December 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. Our ability to continue as a going concern is dependent upon our ability to raise additional funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At December 31, 2020, we had cash on hand in the amount of $372,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 30, 2021. The continuation of our company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Notes Payable to Related Parties

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, former officers and directors, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at December 31, 2020 and 2019.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the note at December 31, 2020 and 2019.

We entered into note agreements with the parents of Alan Lien, a former officer and director. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The notes are currently past due.

A total of $40,000 was due on the loans at each of December 31, 2020 and 2019.

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

On September 23, 2020, we issued a secured convertible debenture (the “September 2020 Note”) in the amount of $150,000. The September 2020 Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of August 10, 2021. The September 2020 Note is secured by all our and our subsidiaries assets. The 2020 September Note provides a conversion right, in which any portion of the principal amount of the 2020 September Note, together with any accrued but unpaid interest, may be converted into our common stock at a conversion price equal to 75% of the lowest VWAP of our common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment.

Term Loan

On May 21, 2019, we entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, one of our former officers. We have made principal payment of $53,000, leaving a total of $11,000 due on the term loan as of December 31, 2020. In February 2021, the loan was paid in full.

On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Wells Fargo Bank in the aggregate amount of $205,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The PPP loan agreement is dated May 8, 2020, matures on May 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to May 7, 2025, if mutually agreed to by the Company and lender. A total of $205,000 was due on the loan as of December 31, 2020.

On June 7, 2020, the Company obtained an Economic Injury Disaster Loan from the SBA in the amount of $150,000. Interest on the loan is at the rate of 3.75% per year, and all loan payments are deferred for twelve months, at which time the balance is payable in monthly installments of $731 over a 30-year term. The loan is secured by all the Company’s assets. A total of $150,000 was due on the loan as of December 31, 2020.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and cost of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, the age of the accounts receivable balances, credit quality, economic conditions that may affect a customer’s ability to pay and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.

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

New Accounting Standards

See Note 1 of the financial statements for a discussion of recent accounting pronouncements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder’s and Board of Directors

Generation Alpha, Inc.

Upland, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Generation Alpha, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced a net loss and utilized cash from operations during the year ended December 31, 2020, and has a stockholders’ deficit at December 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Issuance of convertible notes with adjustable conversion features

As discussed in Note 8 to the consolidated financial statements, in February 2020 and September 2020, the Company issued $500,000 in convertible notes that are convertible into shares of the common stock of the Company at adjustable conversion prices. The accounting for the transactions was complex, as it required management to assess whether the conversion feature required bifurcation and separate valuation. As a result, the Company determined that the conversion feature of the convertible notes were not considered indexed to the Company’s own stock, and should be bifurcated, with the fair value of the bifurcated conversion features characterized as derivative liabilities. At December 31, 2020, the derivative liabilities totaled $2,161,000. The Company utilized a Monte Carlo Simulation Model prepared by a third-party valuation firm to determine the fair value of the embedded derivatives, which uses certain assumptions related to expected life of the conversion features, expected volatility, risk-free interest rates, and future dividends.

We identified the accounting for the issuance of convertible notes and accounting for the assessment of the fair values of the derivative liabilities as a critical audit matter, because of the significance of the account balances, and due to the complexity in assessing the features of the convertible notes for separate accounting, and the significant judgments used by the third party valuation firm in determining the fair value of the bifurcated conversion feature. Auditing the accounting for the issuance of the convertible notes and the valuation of the derivative liabilities involved increased extent of effort and a high degree of auditor judgment.

The primary audit procedures we performed to address this critical audit matter included the following, among others:

●	We inspected the convertible note agreements and relevant documentation.
●	We evaluated the Company’s conclusions regarding the application of relevant accounting guidance to the convertible notes, including conclusions reached with respect to identification and bifurcation of embedded conversion features.
●	We assessed the professional competence, experience, and objectivity of the Company’s third-party valuation specialist.
●	We tested the accuracy and completeness of data used by the third-party valuation specialist, including expected life, expected volatility, the risk free interest rate, and the dividend rate, and tested the mathematical accuracy of calculations.
●	We developed independent estimates for the fair value of certain of the derivative liabilities based on the assumptions and data used by the third-party valuation specialist.

We have served as the Company’s auditor since 2015.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 13, 2021

GENERATION ALPHA INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$372,000	$104,000
Accounts receivable, net of allowance for doubtful accounts and returns of $12,000 and $112,000, respectively	54,000	-
Inventories, net of reserves of $30,000 and $125,000, respectively	133,000	390,000
Prepaid expenses and other current assets	54,000	24,000
Total Current Assets	613,000	518,000

Property and equipment, net	15,000	22,000
Right of use asset, net	63,000	427,000
Other assets	11,000	10,000
Total Assets	$702,000	$977,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,649,000	$1,562,000
Legal obligations payable, including $0 and $646,000 due to former officer and shareholder, respectively	448,000	2,550,000
Lease payable, current portion	440,000	133,000
Contract obligations – past due	816,000	799,000
Notes payable - related parties – past due	790,000	790,000
Convertible notes payable to related party (including $1,775,000 and $0 that are past due, respectively), net of discount of $220,000 and $178,000, respectively	2,055,000	1,597,000
Accrued interest to related parties	531,000	351,000
Loans payable	11,000	64,000
Total Current Liabilities	6,740,000	7,846,000

Lease payable, net of current portion	182,000	423,000
Loans payable	355,000	-
Derivative liabilities	2,161,000	1,332,000
Total Liabilities	9,438,000	9,601,000

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 59,557,830 and 46,820,564 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	59,000	47,000
Additional paid-in-capital	32,186,000	31,739,000
Accumulated deficit	(40,981,000)	(40,410,000)
Total Shareholders’ Deficit	(8,736,000)	(8,624,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$702,000	$977,000

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION ALPHA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019

Sales	$1,282,000	$1,965,000
Cost of goods sold	687,000	1,066,000
Gross profit	595,000	899,000

Operating expenses
Selling, general and administrative expenses	1,105,000	3,580,000
Research and development	100,000	155,000
Legal judgments	448,000	1,487,000
Impairment of right of use asset	427,000	100,000
Loss on abandonment of leasehold improvements	-	217,000
Impairment of intangible assets acquired from related party	-	1,139,000
Amortization of license agreement	-	163,000
Total operating expenses	2,080,000	6,841,000

Loss from operations	(1,485,000)	(5,942,000)

Other income (expenses)

Gain on settlement of legal judgments	2,370,000	-
Gain on settlement of trade accounts payable	47,000	-
Loss on conversion of accrued interest on convertible notes related party	(85,000)
Financing and debt extinguishment costs (1)	(66,000)	(1,156,000)
Change in fair value of derivative liability	(398,000)	(203,000
Interest expense (2)	(954,000)	(593,000)
Total other income (expenses)	914,000	(1,952,000)

Net loss	$(571,000)	$(7,894,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.17)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	53,419,000	46,343,600

(1) Included in financing costs are these amounts from a related party	$66,000	$1,156,000
(2) Included in interest expense are these amounts from related parties	$699,000	$523,000

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION ALPHA INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	45,794,564	$46,000	$29,042,000	$(32,516,000)	$(3,428,000)

Reclassification of warrant liability to equity due to adoption of ASU 2017-11			2,161,000		2,161,000

Modification of warrants recorded as financing costs			194,000		194,000

Fair value of common stock issued for services	426,000	-	178,000		178,000

Fair value of common stock issued to directors and employees	600,000	1,000	77,000		78,000

Fair value of warrants recorded as a valuation discount			63,000		63,000

Fair value of vested stock options			24,000		24,000

Net loss				(7,894,000)	(7,894,000)

Balance, December 31, 2019	46,820,564	47,000	31,739,000	(40,410,000)	(8,624,000)

Common stock issued for conversion of accrued interest on convertible notes related party	2,287,066	2,000	112,000		114,000

Fair value of common stock issued to directors	6,116,867	6,000	86,000		92,000

Fair value of common stock issued in settlement of legal judgments	4,333,333	4,000	56,000		60,000

Fair value of warrants issued with convertible notes related party			100,000		100,000

Fair value of vested stock options			93,000		93,000

Net loss				(571,000)	(571,000)

Balance, December 31, 2020	59,557,830	$59,000	$32,186,000	$(40,981,000)	$(8,736,000)

The accompanying notes are an integral part of these consolidated financial statements.

GENERATION ALPHA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2020	2019
Cash Flows from Operating Activities
Net Loss	$(571,000)	$(7,894,000)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for allowance for doubtful accounts and sales returns	(100,000)	(33,000)
Amortization of right of use asset	26,000	118,000
Impairment of right of use asset	427,000	100,000
Change in lease liability	(23,000)	(104,000)
Provision for inventory reserves	(95,000)	-
Depreciation and amortization	7,000	196,000
Imputed interest on contractual obligation	17,000	17,000
Impairment of intangible asset	-	1,139,000
Loss on conversion of accrued interest	85,000
Loss on abandonment and disposal of fixed assets	-	224,000
Fair value of vested stock options	93,000	24,000
Fair value of common stock issued for services	-	178,000
Fair value of common stock issued to directors and employees	92,000	78,000
Amortization of debt discount	458,000	336,000
Debt extinguishment cost	-	962,000
Warrants or modification of warrants recorded as financing costs	66,000	194,000
Gain on settlement of legal judgments	(2,370,000)	-
Gain on settlement of trade accounts payable	(47,000)	-
Change in the fair value of derivative liability	398,000	203,000
Changes in operating assets and liabilities
Accounts receivable	46,000	124,000
Inventories	352,000	180,000
Prepaid expenses and other	(30,000)	232,000
Other assets	(1,000)	74,000
Accounts payable and accrued expenses	134,000	871,000
Legal settlement payable	328,000	1,545,000
Accrued interest to related parties	209,000	226,000
Net cash used in operating activities	(499,000)	(1,010,000)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(222,000)
Net cash used in investing activities	-	(222,000)

Cash Flows from Financing Activities
Proceeds from secured convertible note payable from related party, net of fees	465,000	237,000
Proceeds from notes payable related parties	-	150,000
Proceeds from loans payable	355,000	150,000
Payment of loans payable	(53,000)	(88,000)
Net cash provided by financing activities	767,000	449,000

Net increase (decrease) in cash	268,000	(783,000)
Cash beginning of period	104,000	887,000
Cash end of period	$372,000	$104,000

Interest paid	$46,000	$64,000
Taxes paid	$-	$-

Non-Cash Financing Activities
Recording of right of use asset and lease liability	$89,000	$645,000
Common stock issued for conversion of accrued interest on convertible notes related party	$29,000	$
Fair value of derivative liability created upon issuance of convertible notes and warrants from related party	$431,000	$167,000
Fair value of common stock issued on settlement of legal judgments	$60,000	$-
Fair value of warrants issued with convertible notes related party	$100,000	$63,000
Reclassification of accounts payable and accrued expenses to legal settlement payable	$-	$535,000
Reclassification of derivative liability to equity due to adoption of ASU 2017-11	$-	$2,107,000

The accompanying notes are integral part of these consolidated financial statements.

GENERATION ALPHA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

COVID-19 Considerations

During the year ended December 31, 2020, the COVID-19 pandemic did not have a material net impact on our operating results. Although there were delays in product manufacturing and delivery from China during parts of 2020 as a result of COVID-19, manufacturing and shipping did resume later in 2020, resulting in little overall impact on operating results. We do continue to see longer lead times from product ordering to delivery. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2020, the Company incurred a net loss of $571,000 and used cash in operations of $499,000 and had a shareholders’ deficit of $8,736,000 as of December 31, 2020. In addition, $2,565,000 of notes payable to related parties, $531,000 of accrued interest to related parties, and $816,000 of contract obligations are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2020, the Company had cash on hand in the amount of $372,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 30, 2021. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). This standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of December 31, 2020, and 2019, the Company recorded reserves for returned product in the amounts of $0 and $60,000, respectively, which reduced the accounts receivable balances as of those periods.

In the following table, revenue is disaggregated by major product line for the year ended 2020:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$433,000	$827,000	$1,260,000
Direct to consumer/online	22,000	-	22,000
Total	$455,000	$827,000	$1,282,000

In the following table, revenue is disaggregated by major product line for the year ended 2019:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$1,411,000	$496,000	$1,907,000
Direct to consumer/online	58,000	-	58,000
Total	$1,469,000	$496,000	$1,965,000

Accounts Receivable

Accounts receivable are recorded net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At December 31, 2020 and 2019, the allowance for doubtful accounts was $12,000 and $52,000, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of December 31, 2020 and 2019.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and net realizable value based on upon assumptions about future demand and charged to the provision for inventory write down, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At December 31, 2020 and 2019, the reserve for excess and obsolete inventory was $30,000 and $125,000, respectively.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. The Company did not record an impairment loss for the years ended December 31, 2020 and 2019.

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

At December 31, 2018, the Company had intangible assets of $1,302,000 that consisted of a license right. In June 2019, and based on management’s assessment, it was determined that the intangible asset was impaired, and an impairment charge was recorded for $1,139,000 during the year ended December 31, 2019.

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right of use (“ROU”) asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities for operating leases of $645,000. There was no cumulative-effect adjustment to accumulated deficit.

Income Taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2020 and 2019.

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

The fair value of the derivative liabilities of $2,161,000 and $1,332,000 at December 31, 2020 and 2019, respectively, was valued using Level 2 inputs.

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

Options to acquire 10,002,210 shares of common stock, warrants to acquire 28,283,140 shares of common stock, and 173,780,295 shares of common stock issuable under convertible note agreements, have been excluded from the calculation of weighted average common shares outstanding at December 31, 2020, as their effect would have been anti-dilutive. Options to acquire 1,948,300 shares of common stock, warrants to acquire 18,283,140 shares of common stock, and 37,994,931 shares of common stock issuable under convertible note agreements, have been excluded from the calculation of weighted average common shares outstanding at December 31, 2019, as their effect would have been anti-dilutive.

Concentration Risks

Cash includes cash on hand and cash in banks and are reported as “Cash” in the consolidated balance sheets. At December 31, 2020 and December 31, 2019, cash includes cash on hand of $289,000 and $12,000, respectively, and cash in banks of $83,000 and $92,000, respectively. The balance of cash on hand is not insured by the Federal Deposit Insurance Corporation. The balance of cash in banks is insured by the Federal Deposit Insurance Corporation for up to $250,000.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the years ended December 31, 2020 and 2019, its ballasts, lamps, and reflectors, which comprised the clear majority of the Company’s purchases during those periods, were each only purchased from one separate vendor.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. There were no customers that accounted for more than 10% of the Company’s revenue for the years ended December 31, 2020 and 2019. Shipments to customers outside the United States comprised less than 5% of our sales for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, three customers accounted for 37%, 23%, and 15% of the Company’s trade accounts receivable balance, and as of December 31, 2019, two customers accounted for 24% and 10% of the Company’s trade accounts receivable balance.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2020 and 2019:

	2020	2019

Machinery and equipment	$67,000	$81,000
Computer equipment	11,000	11,000
Furniture and fixtures	40,000	40,000
	118,000	132,000
Less: accumulated depreciation and amortization	(103,000)	(110,000)
Property and equipment, net	$15,000	$22,000

Depreciation expense for the years ended December 31, 2020 and 2019 was $7,000 and $33,000, respectively.

During the year ended December 31, 2020, the Company disposed of fully depreciated property and equipment of $14,000. During the year ended December 31, 2019, the Company disposed of property and equipment with a book value of $7,000, resulting in a loss on the disposal of property and equipment of $7,000.

In February 2019, the Company terminated its Arizona facility lease thereby abandoning of leasehold improvements with a remaining unamortized balance of $217,000. The Company recorded the abandonment of leasehold improvements of $217,000 during the year ended December 31, 2019 as a component of operating expense in the consolidated statement of operations (see Note 5).

NOTE 3 – CONTRACT OBLIGATION ACQUIRED FROM RELATED PARTIES

In May 2018, the Company entered into an acquisition agreement with the members, which in the aggregate, owned 100% of the membership interests in YLK, a related party. The major asset of YLK is a Cultivation Management Services Agreement (the “Management Agreement”) with an Arizona licensee that was entered into on January 5, 2018. During the year ended December 31, 2019, the Company determined the acquired assets were fully impaired, and recorded an impairment charge of $1,139,000 accordingly. The Company has a continuing obligation under the Management Agreement of $799,000 (net of discount of $51,000) as of December 31, 2019. As of December 31, 2020, the remaining Management Agreement obligation was $816,000 (net of discount of $34,000) and is reflected as a current liability in the accompanying consolidated balance sheet. As of December 31, 2020, the Company is past due on its installment payments obligations under the Management Agreement.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES – PAST DUE

Notes payable to related parties consists of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Notes payable to officers/shareholders – past due (a)	600,000	600,000
Notes payable to related party – past due (b)	150,000	150,000
Notes payable to related parties – past due (c)	40,000	40,000
Total	$790,000	$790,000

a.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each a former officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at December 31, 2020 and 2019.

b.	On May 8, 2019, the Company entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum (12% on default), is unsecured and is due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the loans as of December 31, 2020 and 2019.

c.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the loans as of December 31, 2020 and 2019.

At December 31, 2019, accrued interest on the notes payable to related parties was $149,000. During the year ended December 31, 2020, the Company added $70,000 of additional accrued interest, and made interest payments of $32,000, leaving an accrued interest on the notes payable to related parties balance of $187,000 at December 31, 2020.

NOTE 5 – LEASE PAYABLE

In 2019, our principal executive offices and warehouse were located at 853 Sandhill Avenue, Carson, California, 90746. We occupied a 17,640 square foot facility pursuant to a five-year lease with an independent party ending on June 30, 2023, pursuant to which we paid $15,000 per month in rental charges. On December 31, 2019, we abandoned our Carson, California lease. The Company remains obligated under its Carson, California lease, until such time the landlord releases us from our lease agreement. Based on the abandonment, the Company determined its ROU asset was impaired and recorded an impairment charge of $100,000 during the year ended December 31, 2019. During the year ended December 31, 2020, management determined it no longer had access to the Carson, California facility, and recorded an impairment charge for the remaining ROU asset balance of $427,000, which was charged to operating expenses in the consolidated statements of operations for the year ended December 31, 2020. As of the date of this report, the Company has not been released from the lease agreement, and no lease payments were made during the year ended December 31, 2020. The remaining balance of the lease obligation was $556,000 at both December 31, 2020 and 2019.

On January 1, 2020, the Company relocated its principal executive offices and warehouse to 1689-A Arrow Rt., Upland, California, 91786. The Upland, California lease is for a 2,974 square foot facility pursuant to a three-year lease with an independent party ending on January 31, 2023, pursuant to which it pays $2,800 per month in rental charges. On January 1, 2020, the Company recognized an operating lease ROU asset and lease liability of $89,000, related to the Upland, California operating lease. During the year ended December 31, 2020, the Company reflected amortization of the ROU assets of $26,000 related to its Upland, California operating lease, resulting in an ROU asset balance of $63,000 as of December 31, 2020.

As of December 31, 2019, liabilities recorded under operating leases were $556,000. During the year ended December 31, 2020, the Company added $89,000 in lease liabilities related to its Upland, California operating lease, and made lease payments of $23,000 towards its operating lease liability. As of December 31, 2020, liabilities under operating leases amounted to $622,000, of which $440,000 were reflected as current due.

The lease agreements above have a weighted average remaining lease term of 3.50 years as of December 31, 2020. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Year ended December 31, 2020
Lease Cost
Operating lease cost (included in general and administration in the Company’s statement of operations)	$36,000

Other Information
Cash paid for amounts included in the measurement of lease liabilities during the year ended December 31, 2020	$-
Weighted average remaining lease term – operating leases (in years)	3.50
Average discount rate – operating leases	10.0%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2020
Operating leases
ROU assets, net of accumulated amortization of $144,000 and an impairment charge of $527,000	$36,000

Current operating lease liabilities	$440,000
Long-term operating lease liabilities	182,000
Total operating lease liabilities	$622,000

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021	$406,000
2022	225,000
2023	97,000
2024	6,000
2025	-
Total lease payments	734,000
Less: Imputed interest	(112,000)
Total operating lease liability	622,000
Current portion	(440,000)
$182,000

Rent expense for the twelve months ended December 31, 2020 and 2019 was $36,000 and $316,000, respectively.

NOTE 6 – LEGAL OBLIGATIONS PAYABLE

Lease Abandonment Settlement

On February 15, 2019, MSCP, L.L.C (“MSCP”), filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-001613 against the Company and YLK. The case arises from YLK’s alleged breach of a certain lease agreement dated May 19, 2018 (the “Lease”), for the lease of certain real property located at 4301 W. Buckeye Road, Phoenix, Arizona 85043 (the “Premises”), between MSCP and YLK, which the Company guaranteed. MSCP filed the lawsuit after YLK provided a notice of termination for, amongst other reasons, MSCP’s failure to disclose various material information regarding code, safety, structural and other issues in the Premises that rendered the Premises unsuitable for use, unless the Company undertook significant and extraneous costs that were not contemplated under the Lease to remedy said issues in and outside of the Premises. MSCP’s complaint alleged counts for breach of lease and waste and breach of guaranty. MSCP is seeking compensatory damages, rents and other charges due under the lease, and attorney’s fees and costs. The Company just recently filed its answer denying the allegations as well as having filed counterclaims for fraud in the inducement, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, rescission of contract, unjust enrichment and punitive damages. On December 12, 2019, MSCP was awarded a default judgment against the Company in the amount of $1,487,000, which is recorded as a charge to operating expenses in the consolidated statements of operations for the year ended December 31, 2019. During the year ended December 31, 2020, interest of $147,000 was added, leaving a balance owed of $1,634,000, for which the Company negotiated a settlement for a total consideration of $193,000 and recorded a gain on the settlement of legal obligations of $1,441,000. The $193,000 settlement payments were comprised of $150,000 in cash, and the issuance of 3,333,333 shares of the Company’s common stock valued at $43,000.

Employment Matter Judgment

On or about June 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against the Company in the San Diego Superior Court of San Diego, California. The Plaintiff claimed damages for breach of an employment contract when the Company terminated the Plaintiff’s employment agreement on February 22, 2018. On June 26, 2020, the Plaintiff was awarded a default judgment against the Company in the amount of $448,000. No payments were made during the year ended December 31, 2020.

On September 27, 2019, Dennis Forchic (the “Plaintiff”) filed a breach of contract case against the Company in the Los Angeles Superior Court of Los Angeles, California, under case number 19STCV34592, alleging that the Company wrongfully terminated the Plaintiff’s employment agreement on February 5, 2018. The Plaintiff claims damages of $646,000 for unpaid severance, unpaid reimbursed expenses, and unpaid health benefits. In addition, the Plaintiff claims damages for failing to compensate Plaintiff for 3,000,000 stock options which vested on termination. As of December 31, 2018, the Company had recorded $588,000 related to this matter. On March 3, 2020, the Plaintiff was awarded a judgment against the Company in the amount of $646,000, plus post judgment interest, as well as the vesting of options to purchase 1,000,000 shares of the Company’s common stock. During the year ended December 31, 2019, the Company recorded an additional $58,000 of legal expenses, leaving a total balance due to Plaintiff of $646,000 at December 31, 2019. During the year ended December 31, 2020, interest of $38,000 was added, leaving a balance owed of $684,000, for which the Company negotiated a settlement for a total cash consideration of $165,000 and recorded a gain on the settlement of legal obligations of $519,000.

Breach of Contract

On September 12, 2019, DPA, Inc., or DPA, filed suit in the Superior Court of Arizona, County of Maricopa, Case No. CV2019-008265 against us. The plaintiff alleges the Company breached an agreement to pay DPA for architectural design services related to a facility in Arizona and has requested a judgment for $252,000 plus interest. On September 18, 2019, the DPA was awarded a judgment against the Company for $252,000 plus interest at 18% per annum from June 6, 2019 until paid. During the year ended December 31, 2019, interest of $22,000 was added, leaving a balance owed of $274,000 at December 31, 2019. During the year ended December 31, 2020, interest of $26,000 was added, leaving a balance owed of $300,000, for which the Company negotiated a settlement for a total consideration of $37,000 and recorded a gain on the settlement of legal obligations of $263,000. The $37,000 settlement payments were comprised of $20,000 in cash, and the issuance of 1,000,000 shares of the Company’s common stock valued at $17,000.

On August 7, 2019, Rose Law Group PC (“RLG”) filed a breach of contract case against the Company in the Superior Court of the State of Arizona, County of Maricopa, Case No. CV2019-008484 against the Company. RLG alleges breach of a contract to pay RLG for legal representation, and requested a judgment for $144,000. On October 17, 2019, RLG was awarded judgment against the Company for $150,000 plus interest at 12% per annum until paid. During the year ended December 31, 2020, additional settlement-related expenses of $7,000, and interest of $12,000 was added, leaving a balance owed of $162,000, for which the Company negotiated a settlement for a total cash consideration of $15,000 and recorded a gain on the settlement of legal obligations of $147,000.

NOTE 7 – LOANS PAYABLE

Notes payable consists of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019

Notes payable to Celtic Bank – past due (a)	$11,000	$64,000
SBA Paycheck Protection Program loan (b)	205,000	-
SBA Economic Injury Disaster Loan (c)	150,000	-
Total loans payable	366,000	64,000
Loans payable, current portion	(11,000)	(64,000)
Loans payable, net of current portion	$355,000	$-

a)	On May 21, 2019, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, a former officer of the Company. A total of $64,000 was owed on the loan as of December 31, 2019. During the year ended December 31, 2020, the Company made principal payments of $53,000, leaving a total of $11,000 owed on the loan as of December 31, 2020, and was past due. In February 2021, the loan was paid in full.

b)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Wells Fargo Bank in the aggregate amount of $205,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated May 8, 2020, matures on May 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to May 7, 2025, if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, it cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of December 31, 2020.

c)	On June 7, 2020, the Company obtained an Economic Injury Disaster Loan (“EIDL”) from the SBA in the amount of $150,000. Interest on the loan is at the rate of 3.75% per year, and all loan payments are deferred for twelve months, at which time the balance is payable in monthly installments of $731 over a 30-year term. The loan is secured by all the Company’s assets. The Company was in compliance with the terms of the EIDL as of December 31, 2020.

NOTE 8 – CONVERTIBLE SECURED NOTE PAYABLE TO RELATED PARTY

Secured notes payable to related party consists of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019

YA II PN, Ltd.	$2,275,000	$1,775,000
Less debt discount	(220,000)	(178,000)
Secured note payable, net	$2,055,000	$1,597,000

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

During the year ended December 31, 2019, the Company twice entered into an amendment agreement with YA II, PN, which amended the secured promissory note in the principal face amount of $1.5 million issued on May 10, 2018 (the “Note”). The maturity date of the Note was first extended to August 9, 2019 and then to June 30, 2020. Furthermore, the Note was first amended to be converted into the Company’s common stock at a conversion price of $0.50 a share, as the Note was not convertible previously, and the Note was further amended to provide a conversion right, in which the principal amount of the Note, together with any accrued but unpaid interest, could be converted into the Company’s common stock at a conversion price at 75% of the lowest volume weighted average price (VWAP) of the Company Common Stock during the 10 trading days immediately preceding the conversion date. The Company calculated the fair market value of the Secured Note Payable before and after the modifications above and recorded the difference of $962,000 as a debt extinguishment cost and included in other expenses during the twelve months ended December 31, 2019.

The 7,500,000 warrants granted as part of the Note issuances were also twice modified to ultimately change the exercise price from $0.50 per share (1,000,000 warrants), $0.75 per share (2,250,000 warrants), $1.00 per share (2,250,000 warrants) and $1.25 per share (2,000,000 warrants) to $0.05 per share for all four warrants. Furthermore, the amendments removed the Company’s right of redemption and right to compel exercise on certain Warrants. The Company calculated the fair market value of the Warrants before and after the modifications above and recorded the difference of $194,000 as a financing cost included in other expenses during the twelve months ended December 31, 2019.

On February 13, 2020, the Company issued a note (the “2020 Note”) to YAII PN in the amount of $150,000. The 2020 Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of August 10, 2021. The Company received net proceeds of $125,000, net of closing costs of $25,000. The 2020 Note is secured by all the assets of the Company and its subsidiaries. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to 75% of the lowest VWAP of the Company’s common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. As such, the Company determined that the conversion feature created a derivative with a fair value of $109,000 at the date of issuance. The Company also granted YA II PN 5-year warrants with a fair value of $66,000, to purchase a total of 3,000,000 shares of the Company at an exercise price of $0.05 per common share. The aggregate amount of the closing costs, and the fair value of the derivative liability, was $177,000, of which $150,000 was recorded as a valuation discount on the 2020 Note to be amortized over the life of the 2020 Note, and $27,000 was recorded as a financing cost during the year ended December 31, 2020.

On September 23, 2020, the Company issued a note (the “September 2020 Note”) to YAII PN in the amount of $350,000. The September 2020 Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of March 23, 2021. The Company received net proceeds of $340,000, net of closing costs of $10,000. The September 2020 Note is secured by all the assets of the Company and its subsidiaries. The September 2020 Note provides a conversion right, in which any portion of the principal amount of the September 2020 Note, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to 75% of the lowest VWAP of the Company’s common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. As such, the Company determined that the conversion feature created a derivative with a fair value of $322,000 at the date of issuance. The Company also granted YA II PN 5-year warrants with a fair value of $68,000, to purchase a total of 7,000,000 shares of the Company at an exercise price of $0.05 per common share. The aggregate amount of the closing costs, and the fair value of the warrants and derivative liability, was $389,000, of which $350,000 was recorded as a valuation discount on the September 2020 Note to be amortized over the life of the September 2020 Note, and $39,000 was recorded as a financing cost during the year ended December 31, 2020.

During the year ended December 31, 2019, amortization of valuation discount was $89,000 and was recorded as an interest cost, leaving a $178,000 remaining unamortized balance of the valuation discount at December 31, 2019. During the year ended December 31, 2020, valuation discounts of $500,000 were added as discussed above, and amortization of valuation discount of $458,000 was recorded as an interest cost, leaving a $220,000 remaining unamortized balance of the valuation discount at December 31, 2020.

At December 31, 2019, accrued interest on the convertible secured notes payable to related parties of $202,000 was included in accrued interest to related parties on the consolidated balance sheet. During the year ended December 31, 2020, interest of $29,000 was converted into common stock (see Note 11), and the Company added $171,000 of additional accrued interest, leaving an accrued interest to related parties balance of $344,000 at December 31, 2020.

As of December 31, 2020, 239,274,957 shares of common stock were potentially issuable under the conversion terms of the convertible secured notes.

NOTE 9 – ACQUISITION OF FACILITY, LOAN AGREEMENT, AND SUBSEQUENT SETTLEMENT

Acquisition of Facility

On April 2, 2019, the Company, through its wholly-owned subsidiary Extracting Point, entered into an agreement to purchase real property located at 2601 West Holly Street in Phoenix, Arizona (the “Property”) for $3,500,000. The Property held the approval and authorization for a Conditional Use Permit, which allowed the Property to be used for the operation of a cultivation and infusion facility, allowing for the cultivation, harvesting, preparation, packaging and storing of medical cannabis, as well as extraction, refinement, infusion, production, preparation, packaging, and storage of manufactured and derivative oils, waxes, concentrates, edible and non-edible products that contain cannabis.

Loan Agreement

On April 2, 2019, Extracting Point entered into a loan agreement (the “Loan Agreement”) with Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016 (the “Lender”), pursuant to which Extracting Point borrowed $3,500,000 from the Lender (the “Loan”). The Loan was evidenced by an installment note – interest included (the “Note”), guaranteed by the Company pursuant to a corporate guaranty (the “Guaranty”) and was secured by a first priority lien on the Property pursuant to a deed of trust and assignment of rents between Extracting Point and Thomas Title & Escrow, for the benefit of the Lender (the “Deed of Trust”). Extracting Point used the net proceeds from the Loan to acquire the Property.

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

NOTE 10 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices and the exercise prices of the notes as described in Note 8 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features of the notes have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of December 31, 2020, and 2019, the derivative liabilities were valued using either a probability weighted average Monte Carlo pricing model or the Black Scholes pricing model with the following assumptions:

	At December 31, 2020	Issued During 2020	At December 31, 2019	Issued During 2019

Exercise Price	$0.05	$0.05	$0.05	$0.05
Stock Price	$0.013	$0.011 – 0.025	$0.01	$0.02
Risk-free interest rate	0.09%	0.11 – 1.48%	1.55 – 1.60%	1.64%
Expected volatility	268 – 278%	233 – 324%	201 – 203%	147-165%
Expected life (in years)	0.25 – 0.62	0.50 – 1.50	0.33 – 0.50	.050-0.67%
Expected dividend yield	0%	0%	0%	0

Fair value:
Conversion feature	$2,161,000	$431,000	$1,332,000	$1,129,000

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

The balance of the derivative liability at December 31, 2019 was $1,332,000. During the year ended December 31, 2020, the Company recognized derivative liabilities of $431,000 upon issuance of a secured convertible notes (see Note 8), and recognized $398,000 as other expense, which represented the change in the fair value of the derivative from the respective prior period, leaving a $2,161,000 balance of the derivative liability at December 31, 2020.

During the prior years, the Company issued 7,950,000 warrants as part of its Convertible Notes and Series A preferred stock financings. The Company determined that the exercises prices of the warrants were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company had determined at issuance that the warrants should be classified as liabilities due to variability in shares to be issued and changes in exercise price due to down round protection. The fair value of these liabilities at December 31, 2018 was $2,161,000. During the year ended December 31, 2019, the Company adopted ASU 2017-11, which simplified the accounting for financial instruments with down round features. The adoption resulted in the reclassification of the Company’s derivative liability to equity of $2,161,000 as of January 1, 2019.

During the year ended December 31, 2019, the Company recognized derivative liabilities of $167,000 upon issuance of a secured convertible note (see Note 8), and recognized $203,000 as other expense, which represented the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized a derivative liability of $962,000 that resulted from a change in the terms of two convertible notes that was recorded as a financing cost and included in other expense. The balance of the derivative liability at December 31, 2019 was $1,332,000.

NOTE 11 – SHAREHOLDERS’ EQUITY

Common Shares Issued on Conversion of Convertible Note Payable

During the year ended December 31, 2020, the Company was notified by YA II PN (see Note 8) in writing of their election to convert $29,000 of interest accrued on convertible notes payable into 2,287,066 shares of the Company’s common at a conversion price of $0.0127 per share. As the closing trading price on date of conversion was $0.05 per share, the fair market value of the shares issued on conversion of interest was $114,000. The Company recorded a loss on extinguishment of accrued interest of $85,000, which represents the difference between the fair market value of the shares issued of $114,000, and the carrying value of the accrued interest of $29,000, which is included as a component of other expense on the consolidated statements of operations for the year ended December 31, 2020.

Common Shares Issued to Directors

The Company appointed certain directors and issued shares as part of their director compensation agreements. During the years ended December 31, 2020 and 2019, the Company issued an aggregate of 6,116,867 and 600,000 shares of common stock, with a fair value of $92,000 and $78,000 at date of grant, respectively, which was recognized as compensation cost.

Common Shares Issued for Services

The Company entered into various consulting agreements with third parties (“Consultants”) pursuant to which these Consultants provided business development, sales promotion, introduction to new business opportunities, strategic analysis and sales and marketing activities. No shares for services were issued for the year ended December 31, 2020. During the year ended December 31, 2019, the Company issued an aggregate of 426,000 shares of common stock to these consultants, with a fair value of $178,000 at date of grant.

Common Shares Issued for Legal Judgments

During the year ended December 31, 2020, the Company issued an aggregate of 4,333,333 shares of common stock, with a fair value of $60,000 at the date of grant, as settlement of certain legal judgments (see Note 6).

2018 Stock Incentive Plan

On November 30, 2018, the 2018 Stock Incentive Plan (the “Plan”) for officers, employees, non-employee members of the Board of Directors, and consultants of the Company was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The Plan authorized the granting of not more than 10,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The Plan provided that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The maximum term of options and SARs granted under the plan is ten years. During the years ended December 31, 2020 and 2019, the Company issued 8,068,910 and 833,300 options to purchase shares of its common stock under the Plan, and 15,000 and 7,279,391 were forfeited, respectively. As of December 31, 2020, options to purchase 2,920,867 shares of common stock remain reserved for issuance under the Plan.

Summary of Stock Options

A summary of stock options for the years ended December 31, 2020 and 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2018	8,394,391	0.66
Options granted	833,300	0.03
Option exercised	-	-
Options expired or forfeited	(7,279,391)	(0.67)
Balance outstanding, December 31, 2019	1,948,300	0.35
Options granted	8,068,910	0.012
Options exercised	-	-
Options expired or forfeited	(15,000)	(0.69)
Balance outstanding, December 31, 2020	10,002,210	$0.077
Balance exercisable, December 31, 2020	10,002,210	$0.077

Executive Employment Agreement

On October 31, 2019, the Board of Directors of the Company reappointed Ms. Tiffany Davis as Chief Executive Officer, Chief Financial Officer and as a director, effective immediately. In connection with the appointment of Ms. Davis, the Company granted her options to purchase 833,300 shares of common stock, which vested immediately, expire five years from the date of issuance, and are exercisable at a price of $0.03 per share. The fair value of the stock options granted was determined to be $25,000, which was recorded to stock-based compensation expense during the year ended December 31, 2019. Ms. Davis is entitled to receive stock options of $25,000 of shares per quarter at the then closing market price on the last trading day at the end of each calendar quarter, which expire five years from the date of issuance. Accordingly, during the year ended December 31, 2020, Ms. Davis was granted a total of 8,068,910 stock options, with the fair value determined to be $93,000, and was recorded to stock-based compensation expense during the year ended December 31, 2020.

The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019

Exercise Price	$0.012	$0.03
Stock Price	$0.012	$0.03
Risk-free interest rate	0.21%	1.51%
Expected volatility	211%	155%
Expected life (in years)	3.0	5.0
Expected dividend yield	0%	0%

Information relating to outstanding options at December 31, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-0.03	8,902,210	5.78	$0.014	8,902,210	$0.014
$0.46	100,000	3.95	$0.46	100,000	$0.46
$0.60	1,000,000	2.11	$0.60	1,000,000	$0.60
	10,002,210	2.54	$0.077	10,002,210	$0.077

As of December 31, 2020, the Company has no outstanding unvested options with future compensation costs. In addition, there will be future compensation related to the options to be awarded to Ms. Davis under her employment agreement discussed above. The weighted-average remaining contractual life of options outstanding and exercisable at December 31, 2020 was 2.54 years. Both the outstanding and exercisable stock options had an intrinsic value of $10,000 at December 31, 2020.

Summary of Warrants

A summary of warrants for the years ended December 31, 2020 and 2019, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2018	12,783,140	$0.91
Warrants granted	5,500,000	0.05
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2019	18,283,140	0.06
Warrants granted	10,000,000	0.05
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2020	28,283,140	$0.05
Balance exercisable, December 31, 2020	28,283,140	$0.05

Information relating to outstanding warrants at December 31, 2020, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01	5,000,000	2.35	$0.01	5,000,000	$0.01
$0.05	23,000,000	3.66	$0.05	23,000,000	$0.05
$1.10	283,140	1.80	$1.10	283,140	$1.10
	28,283,140	3.41	$0.05	28,283,140	$0.05

During the years ended December 31, 2020 and 2019, the Company issued five-year warrants with a fair value of $43,000 and $57,000, to purchase 5,500,000 and 10,000,000 shares of common stock at an exercise price of $0.05 as part of a secured convertible promissory note, respectively (see Note 8). The weighted-average remaining contractual life of warrants outstanding and exercisable at December 31, 2020 was 3.41 years. Both the outstanding and exercisable warrants had an intrinsic value of $15,000 at December 31, 2020.

The fair value of each warrant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019

Exercise Price	$0.05	$0.05
Stock Price	$0.016	$0.02
Risk-free interest rate	0.53%	1.65%
Expected volatility	214%	171%
Expected life (in years)	3.0	3.0
Expected dividend yield	0%	0%

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Technology License Agreement

The Company entered into a Technology License Agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,429,000 per calendar year. For each of the years ended December 31, 2020 and 2019, $100,000 was recorded as research and development expense under the agreement on the consolidated Statements of Operations related to the minimum annual fee. For each of the years ended December 31, 2020 and 2019, no royalty was recorded as cost of goods sold on the Consolidated Statements of Operations. A total of $339,000 and $239,000 was owed under the amended agreement at December 31, 2020 and 2019, respectively.

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

NOTE 13 – INCOME TAXES

At December 31, 2020, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $14,119,000 for Federal and state purposes. The carryforwards expire in various amounts through 2040. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2020 and 2019, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2020, and 2019, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2017 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2020	December 31, 2019

Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	27.00%

Income taxes at effective tax rate	-	-%

The components of deferred taxes consist of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Inventory reserves	$95,000	$212,000
Allowance for doubtful accounts and returns	100,000	9,000
Depreciation and amortization	(33,000)	(53,000)
Net operating loss carryforwards	3,789,000	2,721,000
Less: Valuation allowance	(3,951,000)	(2,889,000)

Net deferred tax assets	$-	$-

NOTE 14 – SUBSEQUENT EVENTS

Chief Executive Officer

On January 1, 2021, Company entered into a new five year employment agreement with Tiffany Davis as the Company’s Chief Executive Officer. As part of the employment agreement, Ms. Davis is entitled to receive stock options of $12,500 per quarter for a five year period at the then closing market price on the last trading day at the end of each calendar quarter.

Trade Accounts Payable Balance Settlement and Release

On March 30, 2021, the Company entered into a Settlement Agreement and Release (“Agreement”) with Sichenzia Ross Ference LLP (“SRF”), for services that were performed for the Company. The Company owed SRF $160,000, which was included in accounts payable and accrued expenses on the accompanying balance sheet.

The Company agreed to pay SRF the sum total of Seventy-Five Thousand Dollars ($75,000) (the “Settlement Payment”). The Settlement Payment shall be made in fifteen monthly installments to be paid no later than the fifteenth day of each month (the “Installment Payments”), commencing on March 31, 2021 (the “Initial Installment Payment”), and with the last Installment Payment due no later than May 31, 2022 (the “Final Payment”). As an alternative to the Settlement Payment, the Company shall have the option to pay to SRF:

a. The Initial Installment Payment of $5,000 on or before March 31, 2021, $5,000 on or before April 30, 2021, and a lump sum payment of $40,000 on or before June 7, 2021, for a total payment of $50,000; or

b. The Initial Installment Payment of $5,000 on or before March 31, 2021, $5,000 on or before April 30, 2021, $5,000 on or before May 31, 2021, $5,000 on or before June 30, 2021, $5,000 on or before July 30, 2021 and a lump sum payment of $50,000 on or before August 6, 2021 for a total payment of $75,000.

As further consideration of the full and final settlement of these matters, the Company issued to SRF, a cashless five year warrant to purchase four million (4,000,000) shares of common stock of the Company at an exercise price per share equal to $0.001 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2020. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2020, are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective as of December 31, 2020 and identified the material weaknesses described below.

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management as of December 31, 2020:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year and until his successor is elected and qualified or until his earlier resignation or removal. Our directors and executive officers are as follows:

NAME	AGE	CURRENT POSITION

Tiffany Davis	44	Chief Executive Officer, Chief Financial Officer and Director
George O’Leary	59	Chairman of the Board
Raymond Davidson	62	Director

The following is certain biographical information relating to each of our directors and executive officers as provided to us by each of the respective directors and executive offers.

Tiffany Davis, 44, was appointed Chief Executive Officer, Chief Financial Officer and a member of the Board in October 2019. Ms. Davis previously served as the Company’s Chief Operating Officer between February 2018 and September 2019, and as a member of the Board between August 2018 and September 2019. Ms. Davis has had 19 years of experience as a financial professional working in both Management Consulting and Private Equity. She has held several key leadership positions in accounting, finance, and operations. She has extensive experience in supply chain functionality, financial and operational due diligence, cash flow forecasting, financial statement analysis, development and value retention in a number of industries including most recently in the cannabis industry. Since June 2019, Ms. Davis has been the founder and manager of Trilogy Wellness Brands LLC and Trilogy Wellness Manufacturing LLC, companies developing and manufacturing premium products from hemp CBD. From 2016 through 2017, Ms. Davis worked as a senior executive for a US based cannabis consulting group supporting legal grows, assisting in license applications, developing programs for cultivators, business structuring for medical dispensaries including developing M&A opportunities and initiation of several start-up ventures. Beginning in 2012 into 2016, Ms. Davis worked as a Group Vice President for a US based private equity group, performing due diligence tasks resulting in placing hundreds of millions of dollars in creative investment and debt instruments for appropriate investment opportunities. From 2009 to 2011, Ms. Davis was a Manger of Corporate Advisory for Grant Thornton, one of the Big 6 worldwide accounting firms, again in accounting and supply chain services during the automotive crisis in the US, specifically on the Chrysler turnaround project. From 2005-2008, Ms. Davis worked for an international technology sector company with $500 million in revenues as a Vice President of Special Projects for an automobile parts sourcing project in India from the company’s headquarters in Chicago, Il. Ms. Davis received her B.S. from DePaul University in 2002 and a MBA from University of Chicago Graduate School of Business in 2009. Our board of directors believes Ms. Davis’ extensive cannabis and CBD experience provides her with the qualifications and skills to serve as a director.

George O’Leary, 59, was appointed as Chairman of the Board on October 21, 2019. Mr. O’Leary has been the Chief Financial Officer and a member of the board of directors of HealthLynked Corp., a publicly-listed company, since August 2014. Mr. O’Leary is also Co-Founder and Managing Director of InLight Capital Partners LLC since January 2014. Mr. O’Leary is currently the Vice-Chairman of the Board of Directors of Timios Holdings Corp. since March 2014 and on the Board of Directors of MedOfficeDirect since October 2013. From June 2009 to May 2013, Mr. O’Leary was Chairman of the Board and Chief Financial Officer of Protection Plus Securities Corporation until it was sold to Universal Protection Services. From February 2007 to June 2015, Mr. O’Leary was a member of the Board of Directors of NeoMedia Technologies. Mr. O’Leary is founder and President of SKS Consulting of South Florida Corp. (“SKS”) since June 2006 where he works with public and private companies in board representation and/or under consulting agreements providing executive level management expertise, as well as helping the implementation and execution of their companies’ strategic & operational plans. From 1996 to 2000, Mr. O’Leary was Chief Executive Officer and President of Communication Resources Incorporated (“CRI”). Prior to CRI, Mr. O’Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O’Leary started his professional career as a senior accountant with Peat Marwick and Mitchell (KPMG). Mr. O’Leary holds a B.B.A. degree in Accounting with honors from Siena College. Our board of directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director.

Raymond Davidson, 62, was appointed to the Board on December 10, 2019. Mr. Davison currently serves as Chief Executive Officer of Timios Holding Corp. (“Timios”), a title and settlement services company, where he has responsibility for all lines of business as well as administrative teams within Timios and its subsidiaries. Mr. Davison is one of the original founders of Timios, previously serving as Chief Financial Officer from its inception in August 2008 until his appointment as Chief Executive Officer in 2018, leading financial, human resources and compliance areas throughout the company. Timios was a wholly-owned, indirect subsidiary of Timios National Corporation, a public company until 2014. Prior to joining Timios, Mr. Davison served as the Chief Financial Officer for Lenders First Choice from January 2003 to July 2008. Prior to that, Mr. Davison served as the executive in charge of Agency Operation for the Automobile Club of Southern California. Prior to his work at the Automobile Club, Mr. Davison served as Senior Vice President/Controller for Coast Federal Services, the financial services subsidiary of Coast Federal Bank, a Los Angeles-based thrift bank. Mr. Davison holds an MBA from the University of Redlands. Our board of directors believes Mr. O’Leary’s extensive business experience provides him with the qualifications and skills to serve as a director.

Family Relationships

No family relationships exist between any of our executive officers or directors.

Director Independence

Our Board of Directors is currently composed of three members. We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Tiffany Davis has a relationship with the company which, in the opinion of the board of directors, would not allow her to be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) George O’Leary and Raymond Davidson are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. During fiscal 2020, Ms. Davis, Mr. O’Leary and Mr. Davidson failed to file Form 4s relating to option grants made to each of them, which are the only Section 16(a) filings by our directors, executive officers and 10% stockholders that were delinquent.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the two highest paid executive officers and up to two other highest paid individuals whose total annual salary and bonus exceeded $100,000 for fiscal years 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($) (a)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Tiffany Davis, Chief Executive Officer and Chief Financial Officer, former Chief Operating Officer (a)	2020	181,000	-	-	93,125	-	-	-	274,125
	2019	181,000	-	-	25,261	-	-	-	206,261

Alvin Hao, former Executive Vice President (b)	2019	96,731	-	-	-	-	-	-	96,731

Alan Lien, former Chief Executive Officer, President, and Chief Financial Officer (c)	2019	156,153	-	-	-	-	-	-	156,153

(a)	Ms. Davis served as Chief Operating Officer between February 2018 and her resignation in September 2019, and was subsequently hired as Chief Executive Officer and Chief Financial Officer in October 2019.

(b)	Mr. Hao served as Executive Vice President until his resignation in September 2019.

(c)	Mr. Lien served as Chief Executive Officer, President and Chief Financial Officer until his resignation in October 2019.

Grants of Plan-Based Awards in Fiscal 2020

The following table provides information with regard to each grant of plan-based award made to a named executive officer under any plan during the fiscal year ended December 31, 2020.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Tiffany Davis	3/31/2020	2,500,000	$0.010	$0.010
Tiffany Davis	6/30/2020	1,562,500	$0.016	$0.016
Tiffany Davis	9/30/2020	2,083,333	$0.012	$0.012
Tiffany Davis	12/31/2020	1,923,077	$0.013	$0.013

(1)	Represents the aggregate grant date fair value of options granted in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at December 31, 2020

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2020.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price($/Sh)	Option Expiration Date

Tiffany Davis	100,000	—	$0.46	9/13/2022
	833,300	—	$0.03	10/31/2024
	2,500,000	—	$0.01	3/31/2025

	1,562,500	—	$0.016	6/30/2025
	2,083,333	—	$0.012	9/30/2025
	1,923,077	—	$0.013	12/31/2025

Option Exercises and Stock Vested

No options were exercised by any of the named executive officers and no named executive officers held restricted stock units during the fiscal year ended December 31, 2020.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2020.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders	9,002,210	0.019	2,920,867
Total	9,002,210	$0.019	2,920,867

Employment Agreements with Executive Officers

Tiffany Davis

On January 1, 2021, the Company entered into an employment agreement with Tiffany Davis to serve as our Chief Executive Officer (the “Employment Agreement”). The base salary for Ms. Davis under the Employment Agreement is $175,000 per annum. The base salary is subject to review annually by the Board and/or the Compensation Committee and may be increased but not decreased. The Employment Agreement has an initial term of one year and automatically renew for successive one year terms unless either party delivers written notice not to renew at least 60 days prior to the end of the current term. Ms. Davis will receive a year-end bonus of $30,000, which was to be paid no later than March 31, 2021. Ms. Davis is entitled to receive performance-based bonuses based on increases in our total gross, top-line revenue compared to the prior year. These performance-based bonuses are a percentage of her base salary.

Pursuant to the Employment Agreement, Ms. Davis shall receive options to purchase $12,500 of the Company’s common stock, exercisable for a period of five years, with all such options having an exercise price equal to the then closing market price on the last trading day at the end of each calendar quarter.

Pursuant to the Employment Agreement, if Ms. Davis’ employment is terminated as a result of death or permanent disability, Ms. Davis or her estate, as applicable, is entitled to Ms. Davis’ fully earned but unpaid base salary through the end of the month in which termination occurs at the rate then in effect.

Directors Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2020 for services to our Company.

Name	Cash ($)	Stock Awards ($)(1)	Total ($)
Raymond Davidson	$-	$20,000	$20,000
George O’Leary	$20,000	$60,000	$80,000
Total:	$20,000	$80,000	$100,000

(1)	Represents the aggregate grant date fair value of stock awards granted in accordance with FASB ASC Topic 718.

Option Plan

On November 30, 2018, the 2018 Stock Incentive Plan (the “Plan”) for officers, employees, non-employee members of the Board of Directors, and consultants of the Company was approved pursuant to a Joint Written Consent of the Board of Directors and Majority Stockholders of the Company. The Plan authorized the granting of not more than 10,000,000 restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock. The Plan provided that stock options or SAR’s granted can be exercisable immediately as of the effective date of the applicable agreement, or in accordance with a schedule or performance criteria as may be set in the applicable agreement. The exercise price for non-qualified stock options or SAR’s would be the amount specified in the agreement, but shall not be less than the fair value of the Company’s common stock at the date of the grant. The maximum term of options and SARs granted under the plan is ten years. During the year ended December 31, 2020, the Company issued 8,068,910 shares and options to purchase 8,068,910 shares of its common stock under the Plan, and 15,000 options were forfeited, leaving 10,002,210 shares of common stock remain reserved for issuance under the Plan at December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock by: (i) each person known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors and director nominees; (iii) each of our executive officers and significant employees; and (iv) all of our current executive officers, significant employees and directors as a group, as of March 31, 2021. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Generation Alpha, Inc., 1689-A Arrow Route, Upland, California 91786.

Name of Beneficial Owner	Title of Class	Number of Shares Owned (1)		Percentage of Class (2)

Tiffany N. Davis	Common Stock	9,002,210	(3)	13.13%

George O’Leary	Common Stock	4,959,478	(4)	8.33%

Raymond Davidson	Common Stock	1,526,940		2.56%

Officers and Directors as a Group (3 persons)	Common Stock	15,488,628	(5)	22.59%

Alan Lien	Common Stock	10,000,000		16.79%

Alvin Hao	Common Stock	10,000,000		16.79%

Dennis G. Forchic (6)	Common Stock	7,196,079	(7)	11.88%

YA II PN, Ltd. (8)	Common Stock	6,526,895	(9)	9.99%

D-Beta One EQ, Ltd. (10)	Common Stock	6,526,895	(9)	9.99%

Four Leaf Investors Limited Partnership (11)	Common Stock	3,333,333		5.60%

*	Denotes less than 1%

	(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2021 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based upon 59,557,830 shares of common stock issued and outstanding as of March 31, 2021.

(3)	Represents shares of common stock issuable upon exercise of options.

(4)	Represents shares of common stock held by SKS Consulting, of which Mr. O’Leary is the beneficial owner.

(5)	Includes the shares described in Notes (3) and (4) above.

(6)	The mailing address for this beneficial owner is 4712 Pace Drive, Park City, Utah 84098.

(7)	Includes 1,000,000 shares of common stock issuable upon exercise of options.

(8)	Based upon an amended Schedule 13G filed with the SEC on February 8, 2021. The mailing address for this beneficial owner is 1012 Springfield Avenue, Mountainside, New Jersey 07092. Matthew Beckman makes the investment decisions on behalf of this entity and may be deemed to beneficially own the securities held by this entity.

(9)	Includes 750,434 shares of Common Stock titled in the name of YA II PN, Ltd., but are beneficially owned by D-Beta One EQ, Ltd. through a participation agreement with YA II PN, Ltd., plus a number of additional shares underlying (i) warrants exercisable into shares of Common Stock and (ii) convertible debt convertible into shares of Common Stock, such that the reporting person is deemed the beneficial owner, subject to a beneficial ownership limitation of 9.99%.

(10)	Based upon an amended Schedule 13G filed with the SEC on February 8, 2021. The mailing address for this beneficial owner is 1012 Springfield Avenue, Mountainside, New Jersey 07092. Mark Angelo makes the investment decisions on behalf of this entity and may be deemed to beneficially own the securities held by this entity.

(11)	The mailing address for this beneficial owner is 2920 E. Camelback Road, #200, Phoenix, Arizona 85016. Jerry Tokoph makes the investment decisions on behalf of this entity and may be deemed to beneficially own the securities held by this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Amounts Due to Officers/Shareholders

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, each a former officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at December 31, 2020 and 2019.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the note at December 31, 2020 and 2019.

We entered into note agreements with the parents of Alan Lien, our former Chief Executive Officer and one of our directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the loans at December 31, 2020 and 2019.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to us for professional services rendered by our independent registered public accounting firm, for the years ended December 31, 2020 and 2019:

Fees	2020	2019
Weinberg & Company, CPAs

Audit fees	$105,000	$129,000
Audit Related Fees
Tax fees	15,000	35,000
All other fees

Total Fees	$120,000	$164,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Consolidated Financial statements:

The Consolidated Financial Statements of Generation Alpha, Inc. and Report of Independent Registered Public Accounting Firm are included herein beginning on page F-1.

(a)(2)	Financial Statement Schedules:

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

(a)(3)	Exhibits

Exhibit Index

Exhibit Number	Description of Document
2.1	Agreement of Merger and Plan of Reorganization between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to the Current Report on Form 8-K filed on June 26, 2015 as Exhibit 2.1 thereto.

3.1	Amended and Restated Articles of Incorporation of the Company, dated August 31, 2015. Incorporated by reference to the Current Report on Form 8-K filed on September 2, 2015 as Exhibit 3.2 thereto.

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 28, 2007.

3.3	Agreement of Merger between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2017.

3.4	Certificate of Designation of Series A Preferred Stock, dated October 20, 2017. Agreement of Merger between the Company, Cinjet, Inc., and CJA Acquisition Corp., dated June 23, 2015. Incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

3.5	Articles of Merger between Solis Tek Inc. and Generation Alpha, Inc., effective September 25, 2018. Incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018.

3.6	Agreement and Plan of Merger, by and between Solis Tek Inc. and Generation Alpha, Inc., effective September 25, 2018. Incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2018.

4.1*	Form of Common Stock Certificate of the Registrant.

4.2	Common Stock Purchase Warrant issued by the Company to FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.5 thereto.

4.3	Common Stock Purchase Warrant issued by the Company to FirstFire Global Opportunities Fund, LLC, dated October 20, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.8 thereto.

4.4	Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.15 thereto.

4.5	Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.16 thereto.

4.6	Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.17 thereto.

4.7	Common Stock Purchase Warrant issued by the Company to YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.18 thereto.

4.8	Common Stock Purchase Warrant issued by the Company to YA Global II SPV, LLC, dated April 16, 2018. Incorporated by reference to Exhibit 10.29 of the Company’s amended Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 19, 2018.

4.9	Form of Warrant, dated April 2, 2019, issued by Generation Alpha, Inc. to Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.05 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

4.10	Warrant dated October 31, 2019. Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

4.11	Warrant dated February 13, 2020. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020.

4.12	Form of Warrant, dated September 23, 2020. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020.

4.13*	Description of Registrant’s securities.

4.14	Form of Warrant, dated March 30, 2021.

10.1	Secured Convertible Debenture issued by the Company to YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.2 thereto.

10.2	Security Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YAII PN, Ltd., dated November 8, 2017. Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2017 as Exhibit 10.3 thereto.

10.3	Securities Purchase Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.11 thereto.

10.4	Secured Promissory Note issued by the Company to YA II PN Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.12 thereto.

10.5	Amended and Restated Global Guaranty Agreement between the Company, Solis Tek East Corporation, Zelda Horticulture, Inc., and YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.13 thereto.

10.6	Registration Rights Agreement between the Company and YA II PN, Ltd., dated May 10, 2018. Incorporated by reference to the Current Report on Form 8-K filed on May 11, 2018 as Exhibit 10.14 thereto.

10.7	Consulting Services Agreement between the Company and MD Global Partners, LLC, dated May 18, 2018. Incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 3, 2018.

10.8	Standby Equity Distribution Agreement, dated April 16, 2018, by and between the Company and YA II PN, Ltd. Incorporated by reference to Exhibit 10.27 of the Company’s amended Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 19, 2018.

10.09	Consulting Agreement, dated February 5, 2019, by and between Generation Alpha, Inc. and David Lenigas. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2019.

10.10	Amendment Agreement, dated February 25, 2019, by and between Generation Alpha, Inc. and YA II PN, Ltd. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2019.

10.11	Form of Real Estate Sale Purchase Agreement, dated March 21, 2019, by and between Generation Alpha, Inc. and Black Rock Venture LLC. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2019.

10.12	Form of Loan Agreement, dated April 2, 2019, by and among Extracting Point, LLC, Generation Alpha, Inc. and Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.13	Form of Note, dated April 2, 2019, issued by Extracting Point, LLC in favor of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.14	Form of Guaranty, dated April 2, 2019, issued by Generation Alpha, Inc. for the benefit of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.03 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.15	Form of Deed of Trust and Assignment of Rents, dated April 2, 2019, by and between Extracting Point, LLC and Thomas Title & Escrow, for the benefit of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.04 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2019.

10.16	Form of Deed in Lieu of Foreclosure Release and Settlement Agreement, dated May 24, 2019, by and among Extracting Point, LLC, Generation Alpha, Inc. and Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2019.

10.17	Form of Deed in Lieu of Foreclosure, dated May 24, 2019, issued by Extracting Point, LLC in favor of Michael Cannon and Jennifer Cannon, Trustees of the Core 4 Trust Dated February 29, 2016. Incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2019.

10.18	Securities Purchase Agreement dated October 31, 2019. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.19	Secured Convertible Debenture dated October 31, 2019. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.20	Global Security Agreement dated October 31, 2019. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.21	Registration Rights Agreement dated October 31, 2019. Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.22	Security Agreement dated October 31, 2019. Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.23+	Executive Employment Agreement dated October 31, 2019 between the Company and Tiffany Davis. Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.24+	Executive Chairman Agreement dated October 31, 2019 between the Company, SKS and George O’Leary. Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2019.

10.25+	Directors Agreement, dated December 10, 2019 between the Company and Raymond Davison. Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2020.

10.26	Securities Purchase Agreement dated February 13, 2020. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020.

10.27	Secured Convertible Debenture dated February 13, 2020. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020.

10.28	Registration Rights Agreement dated February 13, 2020. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2020.

10.29	Form of Securities Purchase Agreement, dated September 23, 2020. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020.

10.30	Form of Secured Convertible Debenture, dated September 23, 2020. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020.

10.31	Form of Registration Rights Agreement, dated September 23, 2020. Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2020.

10.32*+	Employment Agreement, dated January 1, 2021, by and between the Registrant and Tiffany Davis.

21.1	List of Subsidiaries. Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019.

24.1*	Power of Attorney. Reference is made to the signature page hereto.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
+	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: April 13, 2021	By:	/s/ TIFFANY DAVIS
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

Name	Position	Date

/s/ TIFFANY DAVIS	Chief Executive Officer, President, Chief Financial	April 13, 2021
Tiffany Davis	Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ GEORGE O’LEARY	Director	April 13, 2021
George O’Leary

	Director	April 13, 2021
Raymond Davidson

