Form 10-Q
period 2021-03-31
Generation Alpha, Inc.
filed 2021-05-17
CIK 1398137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2021

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

(888) 998-8881

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of May 11, 2021  was 60,029,830.

GENERATION ALPHA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$345,000	$372,000
Accounts receivable, net of allowance for doubtful accounts and returns of $10,000 and $12,000, respectively	114,000	54,000
Inventories, net of reserves of $45,000 and $30,000, respectively	99,000	133,000
Prepaid expenses and other current assets	3,000	54,000
Total Current Assets	561,000	613,000

Property and equipment, net	44,000	15,000
Right of use asset, net	225,000	63,000
Other assets	21,000	11,000
Total Assets	$851,000	$702,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,597,000	$1,649,000
Legal obligations payable	448,000	448,000
Lease payable, current portion	380,000	440,000
Contract obligations – past due	820,000	816,000
Notes payable - related parties – past due	790,000	790,000
Convertible notes payable to related party (including $2,125,000 and $1,775,000 that are past due, respectively), net of discount of $37,000 and $220,000, respectively	2,238,000	2,055,000
Accrued interest to related parties	590,000	531,000
Loans payable	-	11,000
Total Current Liabilities	6,863,000	6,740,000

Lease payable, net of current portion	411,000	182,000
Loans payable	355,000	355,000
Derivative liabilities	3,598,000	2,161,000
Total Liabilities	11,227,000	9,438,000

Commitments and Contingencies

Shareholders’ Deficit
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,029,830 and 59,557,830 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	59,000	59,000
Additional paid-in-capital	32,409,000	32,186,000
Accumulated deficit	(42,844,000)	(40,981,000)
Total Shareholders’ Deficit	(10,376,000)	(8,736,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$851,000	$702,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020

Sales	$454,000	$307,000
Cost of goods sold	227,000	195,000
Gross profit	227,000	112,000

Operating expenses
Selling, general and administrative expenses	266,000	361,000
Research and development	26,000	25,000
Impairment of right of use asset	-	82,000
Total operating expenses	292,000	468,000

Loss from operations	(65,000)	(356,000)

Other expenses
Financing costs (1)	-	(15,000)
Loss on settlement of trade vendor payable	(106,000)	-
Gain on extinguishment of debt	2,000	-
Change in fair value of derivative liability	(1,437,000)	(942,000)
Interest expense (2)	(257,000)	(325,000)
Total other expenses	(1,798,000)	(1,282,000)

Net loss	$(1,863,000)	$(1,638,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED - AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	59,557,830	48,715,236

(1) Included in financing costs are these amounts from a related party	$-	$15,000
(2) Included in interest expense are these amounts from related parties	$249,000	$207,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

Three months ended March 31, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	59,557,830	$59,000	$32,186,000	$(40,981,000)	$(8,736,000)

Fair value of common stock issued to directors	472,000	-	20,000	-	20,000

Fair value of warrants issued in settlement of trade vendor payable	-	-	191,000	-	191,000

Fair value of vested stock options	-	-	12,000	-	12,000

Net loss	-	-	-	(1,863,000)	(1,863,000)

Balance, March 31, 2021	60,029,830	$59,000	$32,409,000	$(42,844,000)	$(10,376,000)

Three months ended March 31, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	46,820,564	$47,000	$31,739,000	$(40,410,000)	$(8,624,000)

Common shares issued on conversion of accrued interest on note payable	2,287,066	2,000	27,000	-	29,000

Fair value of common stock issued to directors	2,166,667	2,000	21,000	-	23,000

Fair value of vested stock options	-	-	21,000	-	21,000

Net loss	-	-	-	(1,638,000)	(1,638,000)

Balance, March 31, 2020	51,274,297	$51,000	$31,808,000	$(42,048,000)	$(10,189,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATIONAL ALPHA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Month Ended March 31,
	2021	2020

Cash Flows from Operating Activities
Net loss	$(1,863,000)	$(1,638,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for allowance for doubtful accounts and sales returns	(2,000)	(65,000)
Provision for inventory reserves	15,000	10,000
Depreciation	3,000	2,000
Amortization of right of use asset	11,000	6,000
Impairment of right of use asset	-	82,000
Imputed interest contract obligation	4,000	4,000
Amortization of discount on convertible notes payable	183,000	146,000
Fair value of vested stock options	12,000	21,000
Fair value of common stock issued to directors	20,000	23,000
Financing costs	-	15,000
Loss on settlement of trade vendor payable	106,000	-
Gain on settlement of a debt	(2,000)	-
Change in the fair value of derivative liability	1,437,000	942,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable	(58,000)	(16,000)
Legal settlements payable	-	142,000
Inventories	19,000	77,000
Prepaid expenses and other	51,000	15,000
Other assets	(10,000)	(1,000)
(Decrease) Increase in:
Accounts payable and accrued expenses	33,000	182,000
Lease payable	(4,000)	(4,000)
Accrued interest to related parties	59,000	44,000
Net cash provided by (used in) operating activities	14,000	(13,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(32,000)	-
Net cash used in investing activities	(32,000)	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable related party, net of fees	-	125,000
Payments on loans payable	(9,000)	(23,000)
Net cash (used in) provided by financing activities	(9,000)	102,000

Net increase (decrease) in cash	(27,000)	89,000
Cash beginning of period	372,000	104,000
Cash end of period	$345,000	$193,000

Interest paid	$13,000	$13,000
Taxes paid	$-	$-

Non-Cash Financing Activities
Recording of right to use asset and lease liability	$173,000	$89,000
Warrants issued on settlement of trade vendor payable	$191,000	$-
Conversion of accrued interest to related parties for common stock	$-	$29,000
Derivative liability recorded as a valuation discount	$-	$140,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERATION ALPHA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

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

Overview of Business

The Company is a vertically integrated technology innovator, developer, manufacturer, and distributor focused on bringing products and solutions to commercial and retail cannabis growers in both the medical and adult use recreational space in legal markets across the U.S. The Company’s lighting and nutrient customers include retail stores, distributors and commercial growers in the United States and abroad.

COVID-19 Considerations

During the three months ended March 31, 2021, the COVID-19 pandemic did not have a material net impact on our operating results. In the future, the pandemic may cause reduced demand for our products if, for example, the pandemic results in a recessionary economic environment which negatively effects the consumers who purchase our products. The Company has not observed any material impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2021, the Company incurred a net loss of $1,863,000 and had a shareholders’ deficit of $10,376,000 as of March 31, 2021. In addition, $2,915,000 of notes payable to related parties, $590,000 of accrued interest to related parties, and $820,000 of contract obligations are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2021, the Company had cash on hand in the amount of $345,000. Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2021. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

The Company does not offer a general right of return on any of its sales and considers all sales as final. The Company generally provides a three-year warranty on its ballasts. However, the Company does not maintain a warranty reserve as the Company is able to chargeback its vendors for all warranty claims. As of March 31, 2021 and December 31, 2020, the Company determined that no reserves for returned product were necessary.

In the following table, revenue is disaggregated by major product line for three months ended March 31, 2021:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$142,000	$312,000	$454,000
Direct to consumer/online	-	-	-
Total	$142,000	$312,000	$454,000

In the following table, revenue is disaggregated by major product line for three months ended March 31, 2020:

Sales Channels	Lighting	Plant Nutrients and Fertilizers	Total

Hydroponic resellers/retail	$127,000	$175,000	$302,000
Direct to consumer/online	5,000	-	5,000
Total	$132,000	$175,000	$307,000

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

The allowance for doubtful accounts and returns is established through a provision reducing the carrying value of receivables. At March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $10,000 and $12,000, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is computed on a first-in, first-out basis. The Company’s inventories consist almost entirely of finished goods as of March 31, 2021 and December 31, 2020.

The Company provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts. The write down amount is measured as the difference between the cost of the inventory and net realizable value based on upon assumptions about future demand and charged to the provision for inventory write down, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. At March 31, 2021 and December 31, 2020, the reserve for excess and obsolete inventory was $45,000 and $30,000, respectively.

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

The fair value of the derivative liabilities of $3,598,000 and $2,161,000 at March 31, 2021 and December 31, 2020, respectively, was valued using Level 2 inputs.

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

For the three months ended March 31, 2021, options to acquire 10,262,627 shares of common stock, warrants to acquire 32,283,140 shares of common stock, and 70,033,903 shares to be issued upon conversion of our convertible notes have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive. For the three months ended March 31, 2020, options to acquire 4,433,300 shares of common stock, warrants to acquire 21,283,140 shares of common stock, and 267,089,041 shares to be issued upon conversion of our convertible notes have been excluded from the calculation of weighted average common shares, as their effect would have been anti-dilutive.

Concentration Risks

Cash includes cash on hand and cash in banks and are reported as “Cash” in the consolidated balance sheets. At March 31, 2021 and December 31, 2020, cash includes cash on hand of $255,000 and $289,000, respectively, and cash in banks of $90,000 and $83,000, respectively. The balance of cash on hand is not insured by the Federal Deposit Insurance Corporation. The balance of cash in banks is insured by the Federal Deposit Insurance Corporation for up to $250,000.

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

The Company’s products require specific components that currently are available from a limited number of sources. The Company purchases some of its key products and components from single vendors. During the three months ended March 31, 2021 and 2020, its ballasts, lamps, and reflectors, which comprised the clear majority of the Company’s purchases during those periods, were each only purchased from one separate vendor.

The Company performs a regular review of customer activity and associated credit risks and does not require collateral or other arrangements. One customer accounted for 12% of the Company’s revenue for the three months ended March 31, 2021, and one customer accounted for 30% of the Company’s revenue for the three months ended March 31, 2020. Shipments to customers outside the United States comprised less than 5% of our sales for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, three customers accounted for 33%, 24%, and 12% of the Company’s trade accounts receivable balance, and as of December 31, 2020, three customers accounted for 37%, 23%, and 15% of the Company’s trade accounts receivable balance.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 will be effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and the related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Machinery and equipment	$81,000	$67,000
Computer equipment	11,000	11,000
Furniture and fixtures	48,000	40,000
Leasehold improvements	10,000	-
	150,000	118,000
Less: accumulated depreciation	(106,000)	(103,000)
Property and equipment, net	$44,000	$15,000

Depreciation expense for the three months ended March 31, 2021 and 2020 was $3,000 and $2,000, respectively.

NOTE 3 – CONTRACT OBLIGATION ACQUIRED FROM RELATED PARTIES

In May 2018, the Company entered into an acquisition agreement with the members, which in the aggregate, owned 100% of the membership interests in YLK, a related party. The major asset of YLK is a Cultivation Management Services Agreement (the “Management Agreement”) with an Arizona licensee that was entered into on January 5, 2018. During the year ended December 31, 2019, the Company determined the acquired assets were fully impaired, and recorded an impairment charge of $1,139,000 accordingly. The Company has a continuing obligation under the Management Agreement of $816,000 (net of discount of $34,000) as of December 31, 2020. As of March 31, 2021, the remaining Management Agreement obligation was $820,000 (net of discount of $30,000) and is reflected as a current liability in the accompanying consolidated balance sheet. As of March 31, 2021, the Company is past due on its installment payments obligations under the Management Agreement.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES – PAST DUE

Notes payable to related parties consists of the following at March 31, 2021 and December 31, 2020:

	March 31, 2020	December 31, 2020

Notes payable to officers/shareholders – past due (a)	600,000	600,000
Notes payable to related party – past due (b)	150,000	150,000
Notes payable to related parties – past due (c)	40,000	40,000
Total	$790,000	$790,000

a.	On May 9, 2016, the Company entered into note payable agreements with Alan Lien and Alvin Hao, each a former officer and director, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, the Company borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The loans are currently past due. A total of $600,000 was due on the combined notes at March 31, 2021 and December 31, 2020.

b.	On May 8, 2019, the Company entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum (12% on default), is unsecured and is due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the loans as of March 31, 2021 and December 31, 2020.

c.	The Company entered into note agreements with the parents of Alan Lien, the Company’s Chief Executive Officer and one of its directors. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The loans are currently past due. A total of $40,000 was due on the loans as of March 31, 2021 and December 31, 2020.

At December 31, 2020, accrued interest on the notes payable to related parties was $187,000. During the three months ended March 31, 2021, the Company added $17,000 of additional accrued interest, and made interest payments of $7,000, leaving an accrued interest on the notes payable to related parties balance of $197,000 at March 31, 2021.

NOTE 5 – LEASE PAYABLE

The Company leases its executive offices and warehouse space. The Company analyzes all leases at inception to determine if a right-of-use (“ROU”) asset and lease liability should be recognized. Leases with an initial term of 12 months or less are not included on the condensed consolidated balance sheets. The ROU asset and lease liability is measured at the present value of future lease payments as of the lease commencement date. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

In 2019, we occupied a 17,640 square foot facility located at 853 Sandhill Avenue, Carson, California under a five-year lease with an independent party ending on June 30, 2023, pursuant to which we paid $15,000 per month in rental charges. On December 31, 2019, we abandoned our Carson, California lease. The Company remains obligated under its Carson, California lease, until such time the landlord releases us from our lease agreement. During the three-months ended March 31, 2020, management determined it no longer had access to the Carson, California facility, and recorded an impairment charge for the remaining ROU asset balance of $82,000. As of the date of this report, the Company has not been released from the lease agreement, and no lease payments were made during the three months ended March 31, 2021. The remaining balance of the lease obligation was $556,000 at both March 31, 2021 and December 31, 2020.

On January 1, 2020, the Company relocated its principal executive offices and warehouse to 1689-A Arrow Rt., Upland, California, 91786. The Upland, California lease is for a 2,974 square foot facility under a three-year lease with an independent party ending on January 31, 2023, pursuant to which the Company pays $2,800 per month in rental charges. The operating lease ROU asset balance related to the Upland, California operating lease was $63,000 as of December 31, 2020. During the three months ended March 31, 2021, the Company reflected amortization of the ROU assets of $7,000 related to its Upland, California operating lease, resulting in an ROU asset balance of $56,000 as of March 31, 2021.

On January 11, 2021, the Company opened a regional sales and distribution office at Windolph Plaza Center, 1020 NW 6th Street, Bay G, Deerfield Beach in Broward County, Florida. The Florida lease is for a 4,304 square foot facility under a five-year and two-month lease with an independent party ending on March 31, 2026, pursuant to which it pays an average $3,691 per month in rental charges. On January 11, 2021, the Company recognized an operating lease ROU asset and lease liability of $173,000, related to the Florida operating lease. During the three months ended March 31, 2021, the Company reflected amortization of the ROU assets of $4,000 related to its Florida operating lease, resulting in an ROU asset balance of $169,000 as of March 31, 2021.

As of December 31, 2020, liabilities recorded under operating leases were $622,000. During the three months ended March 31, 2021, the Company added $173,000 in lease liabilities related to its Florida operating lease, and made lease payments of $4,000 towards its operating lease liability. As of March 31, 2021, liabilities under operating leases amounted to $791,000, of which $380,000 were reflected as current due.

The lease agreements above have a weighted average remaining lease term of 2.85 years as of March 31, 2021, and the weighted average discount rate for operating leases is 10%. Rent expense during the three months ended March 31, 2021 and 2020 was $18,000 and $6,000, respectively.

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
Remainder of 2021	$446,000
2022	265,000
2023	142,000
2024	49,000
2025	44,000
Thereafter	11,000
Total lease payments	957,000
Less: Imputed interest	(166,000)
Total operating lease liability	791,000
Current portion	(380,000)
$411,000

NOTE 6 – LEGAL OBLIGATION PAYABLE

Effective June 25, 2018, Matthew Geschke (the “Plaintiff”) filed a breach of contract case against the Company in the San Diego Superior Court of San Diego, California. The Plaintiff claimed damages for breach of an employment contract when the Company terminated the Plaintiff’s employment agreement on February 22, 2018. On June 26, 2020, the Plaintiff was awarded a default judgment against the Company in the amount of $448,000. No payments have been made, leaving $448,000 owed at March 31, 2021 and December 31, 2020.

NOTE 7 – LOANS PAYABLE

Notes payable consists of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Notes payable to Celtic Bank – past due (a)	$-	$11,000
SBA Paycheck Protection Program loan (b)	205,000	205,000
SBA Economic Injury Disaster Loan (c)	150,000	150,000
Total loans payable	355,000	366,000
Loans payable, current portion	-	(11,000)
Loans payable, net of current portion	$355,000	$355,000

a)	On May 21, 2019, the Company entered into a loan agreement with Celtic Bank in the principal amount of $150,000 with interest at 40.44% per annum and due on May 21, 2020. The loan was guaranteed by Alvin Hao, a former officer of the Company. A total of $11,000 was owed on the loan as of December 31, 2020. During the three months ended March 31, 2021, the Company entered into a settlement agreement with Celtic Bank, whereas the Company agreed to make a reduced payment in full of $9,000, and recorded a gain on extinguishment of debt of $2,000, as reflected in the condensed consolidated statements of income during the three months ended March 31, 2021.

b)	On May 7, 2020, the Company was granted a loan (the “PPP loan”) from Wells Fargo Bank in the aggregate amount of $205,000, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP loan agreement is dated May 8, 2020, matures on May 7, 2022, bears interest at a rate of 1% per annum, with the first six months of interest deferred, and is unsecured and guaranteed by the U.S. Small Business Administration (“SBA”). The loan term may be extended to May 7, 2025, if mutually agreed to by the Company and lender. The Company applied ASC 470, Debt, to account for the PPP loan. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for qualifying expenses as described in the CARES Act, including qualifying payroll costs, qualifying group health care benefits, qualifying rent and debt obligations, and qualifying utilities. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses. The Company intends to apply for forgiveness of the PPP loan with respect to these qualifying expenses, however, it cannot assure that such forgiveness of any portion of the PPP loan will occur. As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded. The terms of the PPP loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties, and insolvency events. The Company was in compliance with the terms of the PPP loan as of March 31, 2021. A total of $205,000 was due on the PPP loan as of March 31, 2021 and December 31, 2020.

c)	On June 7, 2020, the Company obtained an Economic Injury Disaster Loan (“EIDL”) from the SBA in the amount of $150,000. Interest on the loan is at the rate of 3.75% per year, and all loan payments are deferred for twenty four months, at which time the balance is payable in monthly installments of $731 over a 30-year term. The loan is secured by all the Company’s assets. The Company was in compliance with the terms of the EIDL as of March 31, 2021. A total of $150,000 was due on the EIDL loan as of March 31, 2021 and December 31, 2020.

NOTE 8 – CONVERTIBLE SECURED NOTE PAYABLE TO RELATED PARTY

Secured notes payable to related party consists of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

YA II PN, Ltd.	$2,275,000	$2,275,000
Less debt discount	(37,000)	(220,000)
Secured note payable, net	$2,238,000	$2,055,000

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

In 2019, the Company entered into an amendment agreements with YA II, PN, which amended the secured promissory note in the principal face amount of $1.5 million issued on May 10, 2018. The Company calculated the fair market value of the secured note payable before and after the modifications and recorded the difference of $962,000 as a debt extinguishment cost in 2019.

As part of the issuance of the Notes, the Company also granted YA II PN 5-year warrants, which were modified, to purchase a total of 13,000,000 shares of the Company at an exercise price of $0.05 per share, with expiration dates ranging from May 2024 to December 2024. 7,500,000 warrants granted as part of the Note issuances were also modified to ultimately change the exercise price from $0.50 per share (1,000,000 warrants), $0.75 per share (2,250,000 warrants), $1.00 per share (2,250,000 warrants) and $1.25 per share (2,000,000 warrants) to $0.05 per share for all four warrants. Furthermore, the amendments removed the Company’s right of redemption and right to compel exercise on certain Warrants. The Company calculated the fair market value of the warrants before and after the modifications above and recorded the difference of $194,000 as a financing cost in 2019.

On February 13, 2020, the Company issued a note (the “2020 Note”) to YAII PN in the amount of $150,000. The 2020 Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of August 10, 2021. The Company received net proceeds of $125,000, net of closing costs of $25,000. The 2020 Note is secured by all the assets of the Company and its subsidiaries. The 2020 Note provides a conversion right, in which any portion of the principal amount of the 2020 Note, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to 75% of the lowest VWAP of the Company’s common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. As such, the Company determined that the conversion feature created a derivative with a fair value of $109,000 at the date of issuance. The Company also granted YA II PN 5-year warrants with a fair value of $66,000, to purchase a total of 3,000,000 shares of the Company at an exercise price of $0.05 per common share. The aggregate amount of the closing costs, and the fair value of the derivative liability, was $177,000, of which $150,000 was recorded as a valuation discount on the 2020 Note to be amortized over the life of the 2020 Note, and $27,000 was recorded as a financing cost.

On September 23, 2020, the Company issued a note (the “September 2020 Note”) to YAII PN in the amount of $350,000. The September 2020 Note bears interest at a rate of 10% per annum (15% on default) and has a maturity date of March 23, 2021. The Company received net proceeds of $340,000, net of closing costs of $10,000. The September 2020 Note is secured by all the assets of the Company and its subsidiaries. The September 2020 Note provides a conversion right, in which any portion of the principal amount of the September 2020 Note, together with any accrued but unpaid interest, may be converted into the Company’s common stock at a conversion price equal to 75% of the lowest VWAP of the Company’s common stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. As such, the Company determined that the conversion feature created a derivative with a fair value of $322,000 at the date of issuance. The Company also granted YA II PN 5-year warrants with a fair value of $68,000, to purchase a total of 7,000,000 shares of the Company at an exercise price of $0.05 per common share. The aggregate amount of the closing costs, and the fair value of the warrants and derivative liability, was $389,000, of which $350,000 was recorded as a valuation discount on the September 2020 Note to be amortized over the life of the September 2020 Note, and $39,000 was recorded as a financing cost.

The remaining unamortized balance of the valuation discount was $220,000 at December 31, 2020. During the three months ended March 31, 2021, amortization of valuation discount was $183,000 and was recorded as an interest cost, leaving a $37,000 remaining unamortized balance of the valuation discount at March 31, 2021.

At December 31, 2020, accrued interest on the convertible secured notes payable to related parties of $344,000 was included in accrued interest to related parties on the consolidated balance sheet. During the three months ended March 31, 2021, the Company added $49,000 of additional accrued interest, leaving an accrued interest to related parties balance of $393,000 at March 31, 2021.

As of March 31, 2021, 70,033,933 shares of common stock were potentially issuable under the conversion terms of the convertible secured notes.

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

As of March 31, 2021 and December 31, 2020, the derivative liabilities were valued using a Black-Scholes Merton pricing model with the following assumptions:

	March 31, 2021	Issued During 2021	December 31, 2020

Exercise Price	$0.033	$-	$0.05
Stock Price	$0.048	$-	$0.013
Risk-free interest rate	0.07%	-%	0.09%
Expected volatility	299%	-%	268-278%
Expected life (in years)	1.0	-	0.25-0.62
Expected dividend yield	0%	-%	0%

Fair Value: Conversion Feature	$3,598,000	$-	$2,161,000

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

The following table sets forth a summary of the changes in the estimated fair value of our embedded derivative during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Fair value at beginning of period	$2,161,000	$1,332,000
Recognition of derivative liabilities upon initial valuation	-	140,000
Extinguishment of derivative liabilities	-	-
Net change in the fair value of derivative liabilities	1,437,000	942,000
Fair value at end of period	$3,598,000	$2,414,000

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Shares Issued to Directors

The Company appointed certain directors and issued shares as part of their director compensation agreements. During the three months ended March 31, 2021, the Company issued an aggregate of 472,000 shares of common stock, with a fair value of $20,000 at date of grant. During the three months ended March 31, 2020, the Company issued an aggregate of 2,166,667 shares of common stock, with a fair value of $23,000 at date of grant. The issued shares were recognized as compensation cost.

Common Shares Issued on Conversion of Convertible Note Payable

During the three months ended March 31, 2020, the Company was notified by YA II PN (see Note 8) in writing of their election to convert $29,000 of interest accrued into 2,287,066 shares of the Company’s common at $0.0127 per share.

Summary of Stock Options

A summary of stock options for the three months ended March 31, 2021, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Balance outstanding, December 31, 2020	10,002,210	0.077
Options granted	260,417	0.048
Options exercised	-	-
Options expired or forfeited	-	-
Balance outstanding, March 31, 2021	10,262,627	$0.76
Balance exercisable, March 31, 2021	10,262,627	$0.76

On January 1, 2021, the Company entered into a new five-year employment agreement with Tiffany Davis as the Company’s Chief Executive Officer. Ms. Davis is entitled to receive stock options of $12,500 of shares per quarter at the then closing market price on the last trading day at the end of each calendar quarter, which expire five years from the date of issuance. Accordingly, during the three months ended March 31, 2021, Davis was granted a total of 260,417 stock options, with the fair value determined to be $12,000, and was recorded to stock-based compensation expense during the three months ended March 31, 2021. The fair value of options on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price of $0.048, risk-free interest rate of 0.35%, expected volatility of 248%, and an expected life of 3.0 years.

Information relating to outstanding options at March 31, 2021, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.01-0.05	9,162,627	4.29	$0.015	9,162,627	$0.015
$0.46	100,000	2.70	$0.46	100,000	$0.46
$0.60	1,000,000	1.86	$0.60	1,000,000	$0.60
	10,262,627	2.34	$0.077	10,262,627	$0.077

As of December 31, 2020, the Company has no outstanding unvested options with future compensation costs. In addition, there will be future compensation related to the options to be awarded to Ms. Davis under her employment agreement discussed above. The weighted-average remaining contractual life of options outstanding and exercisable at March 31, 2021 was 2.34 years. Both the outstanding and exercisable stock options had an intrinsic value of $302,000 at March 31, 2021.

Summary of Warrants

A summary of warrants for the year ended March 31, 2021, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2020	28,283,140	0.05
Warrants granted	4,000,000	0.001
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2021	32,283,140	$0.05
Balance exercisable, March 31, 2021	32,283,140	$0.05

Information relating to outstanding warrants at March 31, 2021, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.001	4,000,000	5.00	$0.01	4,000,000	$0.01
$0.01	5,000,000	2.11	$0.01	5,000,000	$0.01
$0.05	23,000,000	3.41	$0.05	23,000,000	$0.05
$1.10	283,140	1.56	$1.10	283,140	$1.10
	32,283,140	3.39	$0.05	32,283,140	$0.05

During the three months ended March 31, 2021, the Company issued five-year warrants with a fair value of $191,000 to purchase 4,000,000 shares of common stock at an exercise price of $0.001 as part of a settlement agreement regarding a trade vendor payable (see Note 11). The fair value of warrants on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: stock price of $0.048, risk-free interest rate of 0.35%, expected volatility of 248%, and an expected life of 3.0 years.

The weighted-average remaining contractual life of warrants outstanding and exercisable at December 31, 2020 was 3.39 years. Both the outstanding and exercisable warrants had an intrinsic value of $378,000 at March 31, 2021.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On March 30, 2021, the Company entered into a Settlement Agreement and Release (“Agreement”) with Sichenzia Ross Ference LLP (“SRF”), for services that were performed for the Company. The Company owed SRF $160,000, of which the Company agreed to pay SRF the sum total $75,000. The $75,000 is payable in fifteen monthly installments, commencing on March 31, 2021, and with the last installment payment due no later than May 31, 2022. As an alternative to the Settlement Payment, the Company shall have the option to pay to SRF:

a. An initial installment payment of $5,000 on or before March 31, 2021, $5,000 on or before April 30, 2021, and a lump sum payment of $40,000 on or before June 7, 2021, for a total payments of $50,000; or

b. An initial installment payment of $5,000 on or before March 31, 2021, $5,000 on or before April 30, 2021, $5,000 on or before May 31, 2021, $5,000 on or before June 30, 2021, $5,000 on or before July 30, 2021 and a lump sum payment of $50,000 on or before August 6, 2021 for a total payments of $75,000.

As further consideration of the full and final settlement of these matters, the Company issued to SRF, a cashless five-year warrant to purchase 4,000,000 shares of common stock of the Company at an exercise price per share equal to $0.001 per share and a fair value of $191,000 on the date granted.

The total settlement amount was $266,000, made up the $75,000 reduced payable to SFR, plus the fair value of the warrants of $191,000, which was more than the original trade vendor balance owed of $160,000. The difference of $106,000 was recorded as a loss on settlement of trade vendor payable on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021.

Technology License Agreement

The Company entered into a Technology License Agreement with a third-party vendor for consulting services. Under the agreement, the Company will pay the vendor a minimum consulting amount of $100,000 per year, plus a royalty of 7% of all net sales of the vendor’s products above $1,429,000 per calendar year. For the three months ended March 31, 2021 and 2020, $25,000 was recorded as research and development expense under the agreement on the Condensed Consolidated Statements of Operations related to the minimum annual fee. For the three months ended March 31, 2021 and 2020, no royalty was recorded as cost of goods sold on the Consolidated Statements of Operations. A total of $364,000 and $339,000 was owed under the amended agreement at March 31, 2021 and December 30, 2020, respectively.

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

Results of Operations

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Revenue and Cost of Goods Sold

Revenue for the three months ended March 31, 2021 and 2020 was $454,000 and $307,000, respectively, an increase of $147,000, or 48%. Revenue for the three months ended March 31, 2021 and 2020 was $454,000 and $307,000, respectively, an increase of $147,000, or 48%. The increase is due to two factors 1) the company’s initiative to focus direct sales and marketing efforts on its nutrient business and 2) the increase in new markets that are granting new cultivation licenses which resulted in new companies obtaining licenses to legally grow cannabis, which has ultimately resulted in new order for our lights and our nutrient product.

Cost of sales for the three months ended March 31, 2021 and 2020 was $227,000 and $195,000, respectively. Gross profit for the three months ended March 31, 2021 and 2020 was $227,000 and $112,000, respectively. As a percentage of revenue, gross profit was 50% and 36% for the three months ended March 31, 2021 and 2020, respectively. The increase in our gross profit was due to our increase in revenue.

Selling, General and Administration Expenses

SG&A expenses for the three months ended March 31, 2021 and 2020 were $266,000 and $361,000, respectively, a decrease of $95,000, or 26%. We implemented several cost reduction initiatives leading to decreased wages and benefits of $21,000 and decreased rent expense of $70,000. The remaining decrease of $4,000 was across our numerous remaining expense accounts.

Research and Development (R&D) Expenses

R&D expenses for the three months ended March 31, 2021 and 2020 were comparable at $26,000 and $25,000, respectively.

Impairment of Right of Use Asset

Impairment of right of use asset for the three months ended March 31, 2020 was $82,000. In March 2020, we determined that our right of use asset was impaired and recorded an impairment charge accordingly. No similar activity occurred during the current year period.

Other Income and Expenses

Other income for the three months ended March 31, 2021 was $1,798,000, as compared to other expense of $1,282,000 for the three months ended March 31, 2020. The change in balance was due to the loss on settlement of a trade vendor payable of $106,000, offset by a gain on the settlement of debt of $2,000, both of which did not exist during the prior year period. Additionally, we realized the change in the fair value of derivative liability of $495,000, and the change in interest expense of $68,000, as compared to the prior year period.

Net Loss

Net loss for the three months ended March 31, 2021 and 2020 was $1,863,000 and $1,638,000, respectively. The increase in net loss was due to the increase in gross profit, the decrease in operating expenses, and the change in other income and expenses as discussed above.

Liquidity and Capital Resources

Cash and Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Cash Flows Used in Operating Activities

During the three months ended March 31, 2021, we generated cash from operating activities of $14,000 as compared to cash used in operating activities of $13,000 in the prior year period. During the three months ended March 31, 2021, cash was primarily used to fund our operating loss of $65,000, a change in the fair value of derivative liabilities of $1,437,000, amortization on convertible notes payable of $183,000, a change in inventory of $19,000, a $59,000 increase in interest due to related parties, $32,000 of stock-based related compensation, a $58,000 increase in accounts receivable, and a $106,000 loss on settlement of trade accounts payable.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2021 and 2020, we used $32,000 and $0 in cash from investing activities to purchase property and equipment.

Cash Flows Provided by (Used in) Financing Activities

During the three months ended March 31, 2021, we used cash in financing activities of $9,000, compared to cash provided by financing activities of $102,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we made $9,000 of payments on our notes payable. During the three months ended March 31, 2020, we received proceeds of $125,000, net of fees of $25,000, from a secured convertible note payable, offset by $23,000 of payments on our notes payable to related parties.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2021, the Company incurred a net loss of $1,863,000 and had a shareholders’ deficit of $10,376,000 as of March 31, 2021. In addition, $2,915,000 of notes payable to related parties, $590,000 of accrued interest to related parties, and $820,000 of contract obligations are past due. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Historically, we have financed our operations primarily through private sales of common stock, a line of credit, loans from a third-party financial institutions, related parties, and operations. We anticipate that our primary capital source will be from the issuance of notes payable or the proceeds from the sale of our common stock. If our sales goals do not materialize as planned, we believe that we can reduce our operating costs and achieve positive cash flow from operations. However, we may not generate sufficient revenues from product sales in the future to achieve profitable operations. If we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Notes Payable to Related Parties

On May 9, 2016, we entered into note payable agreements with Alan Lien and Alvin Hao, former officers and directors, to borrow $300,000 under each individual note. Pursuant to the terms of each of these agreements, we borrowed $300,000 from each of Alan Lien and Alvin Hao. The notes accrue interest at a rate of 8% per annum, are unsecured and were due on or before May 31, 2018. The notes are currently past due. A total of $600,000 was due on the combined notes at March 31, 2021 and 2020.

On May 8, 2019, we entered into a note agreement with the sister of Alvin Hao, a former officer and director, to borrow $150,000. The loan accrues interest at 8% per annum, are unsecured and due on November 8, 2019. The note is currently past due. A total of $150,000 was due on the note at March 31, 2021 and December 31, 2020.

We entered into note agreements with the parents of Alan Lien, a former officer and director. The loans accrue interest at 10% per annum, are unsecured and were due on or before December 31, 2016. The notes are currently past due.

A total of $40,000 was due on the loans at each of March 31, 2021 and December 20, 2020.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2021, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2020, are fairly presented, in all material respects, in accordance with U.S. generally accepted accounting principles.

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

As of March 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective as of March 31, 2021 and identified the material weaknesses described below.

Description of Material Weaknesses and Management’s Remediation Initiatives

The following material weaknesses in our internal control over financial reporting were identified by management as of March 31, 2021:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the period ended March 31, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Information regarding reportable legal proceedings is contained in Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the legal proceedings previously disclosed in the Annual Report on Form 10-K, which are incorporated by reference herein.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 30, 2021, the Company issued a vendor a cashless five year warrant to purchase four million (4,000,000) shares of common stock of the Company at an exercise price per share equal to $0.001 per share as part of a settlement agreement.

During the three months ended March 31, 2021, the Company issued its Chief Executive Officer a total of 260,417 stock options at an exercise price of $0.048 per share.

During the three months ended March 31, 2021, the Company issued an aggregate of 472,000 shares of common stock pursuant to the compensation agreements with its directors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Generation Alpha, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERATION ALPHA, INC.

Date: May 17, 2021	By:	/s/ Tiffany Davis
Tiffany Davis
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

